Form 10QSB
period 1997-09-30
INVESTORSBANCORP INC
filed 1997-11-05
CIK 1039454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-QSB

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

                                       or

   [  ] Transition Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from ____ to ____


                        Commission file number:  0-29400


                             InvestorsBancorp, Inc.
             (Exact name of registrant as specified in its charter)


                    Wisconsin                           39-1854234
         (State or other jurisdiction of             (I.R.S. Employer
                 incorporation)                     Identification No.)


              W239 N1700 Busse Road
                  P.O. Box 190                          53072-0190
               Pewaukee, Wisconsin                      (Zip Code)
    (Address of principal executive offices)


       Registrant's telephone number, including area code:  (414) 523-1000


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes ____     No   X

    On October 24, 1997 there was 1,000,000 shares outstanding of the Registrant's common stock, $.01 par value.

                             InvestorsBancorp, Inc.

                                FORM 10-QSB INDEX




   PART  1.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Statement of Financial Condition at
             September 30, 1997 (Unaudited)  . . . . . . . . . . . . . . .  3

             Consolidated Statement of Income - For the Quarter
             Ended September 30, 1997 (Unaudited)  . . . . . . . . . . . .  4

             Consolidated Statement of Cash Flows - For the Quarter
             Ended September 30, 1997 (Unaudited)  . . . . . . . . . . . .  5

             Notes to the Consolidated Financial Statements
             (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . 6-10

   Item 2.   Management's Discussion and Analysis or Plan of
             Operation . . . . . . . . . . . . . . . . . . . . . . . .  11-13


   PART II.  OTHER INFORMATION

   Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . 14

   Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 14

             Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . 15

             Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 16

                     InvestorsBancorp, Inc. and Subsidiary
                  Consolidated Statement of Financial Condition
                               September 30, 1997
                                   (Unaudited)


    ASSETS
    Cash and due from banks                            $   221,007
    Federal funds sold                                   7,975,000

    Loans receivable                                       603,155
      Less:  Allowance for estimated loan losses            (1,500)
                                                         ---------
    Net Loans Receivable                                   601,655

    Fixed assets, net                                      129,841
    Accrued interest and other assets                      226,098
                                                         ---------
           Total assets                                $ 9,153,601
                                                         =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES
    Deposits:
         Noninterest bearing                           $   582,640
         Interest bearing                                1,588,083
                                                         ---------
            Total deposits                               2,170,723

    Other liabilities                                       29,799
                                                         ---------
            Total liabilities                            2,200,522
                                                         ---------
    STOCKHOLDERS' EQUITY

    Preferred stock, $0.01 par value; shares
     authorized 1,000,000; no shares issued and
     outstanding                                              -
    Common stock, $0.01 par value; shares
     authorized 9,000,000; shares issued and
     outstanding 1,000,000                                  10,000
    Additional paid in capital                           6,979,900
    Retained earnings (deficit)                            (36,821)
                                                         ---------
            Total stockholders' equity                   6,953,079
                                                         ---------
            Total liabilities and stockholders'
              equity                                   $ 9,153,601
                                                         =========


    See notes to unaudited consolidated financial statements.

                      InvestorsBancorp, Inc. and Subsidiary
                        Consolidated Statement of Income
                       For Period Ended September 30, 1997
                                   (Unaudited)


    Interest income:
        Interest on loans                  $       852

        Interest on federal funds sold          29,251
                                               -------
           Total interest income                30,103
                                               -------
    Interest expense:
        Interest on deposits                     2,517
                                               -------
           Total interest expense                2,517
                                               -------
        Net interest income                     27,586

    Provision for loan losses                    1,500
                                               -------
        Net interest income after provision
          for loan losses                       26,086
                                               -------

    Non-interest income:
        Service charges on deposit accounts         45
        Other income                            54,947
                                               -------
           Total non-interest income            54,992
                                               -------

    Non-interest expense:
        Salaries and employee benefits          81,356
        Occupancy expense                        4,764
        Other operating expenses                55,579
                                               -------
           Total operating expense             141,699
                                               -------
    Loss before income taxes                   (60,621)

    Income tax benefit                          23,800
                                               -------
    Net loss                                 $ (36,821)
                                               =======
    Loss per share                          $    (0.04)

    Average shares outstanding               1,000,000



    See notes to unaudited consolidated financial statements.

                      InvestorsBancorp, Inc. and Subsidiary
                      Consolidated Statement of Cash Flows
                       For Period Ended September 30, 1997
                                   (Unaudited)


    Cash Flows From Operating Activities:
       Net loss                                      $   (36,821)
                                                        --------
          Adjustments to reconcile net
           income (loss) to net cash used in
           operating activities:
             Depreciation                                  2,030
             Amortization of organizational
              costs                                        2,376
          (Increase) decrease in assets:
             Interest receivable                            (404)
             Other assets                               (228,070)
          Increase (decrease) in liabilities:
             Accrued interest                              2,171
             Other liabilities                            27,628
                                                       ---------
          Total adjustments                             (194,269)
                                                       ---------
    Net cash used in operating activities               (231,090)
                                                       ---------
    Cash Flows From Investing Activities:
          Net increase in federal funds sold          (7,975,000)
          Purchases of fixed assets                     (131,871)
          Net increase in loans                         (601,655)
                                                      ----------
    Net cash (used in) investing activities           (8,708,526)
                                                      ----------
    Cash Flows From Financing Activities:
          Net increase in deposits                     2,170,723
          Proceeds from issuance of common
           stock, net                                  6,989,900
                                                      ----------
    Net cash provided by financing activities          9,160,623
                                                      ----------
    Net increase in cash and due from banks              221,007

    Cash and due from banks, beginning of
      period                                                   0
                                                      ----------
    Cash and due from banks, ending of period        $   221,007
                                                      ==========
    Supplemental disclosure of cash flow
     information:
         Cash paid during the period for:
              Interest                                      346


    See notes to unaudited consolidated financial statements.

                      InvestorsBancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)



   NOTE 1:  Organization

   InvestorsBancorp, Inc. (the "Company") was incorporated under Wisconsin law on June 12, 1996, for the purpose of holding all of the outstanding common stock of InvestorsBank (the "Bank"). The Bank was incorporated under Wisconsin law on June 17, 1997 and received its state charter to commence banking business as of September 8, 1997.

   NOTE 2:  Accounting Policies

   Statement on Preparation of Interim Financial Statements   The September
   30, 1997 financial statements have been prepared on the basis of generally accepted accounting principles and general practices of the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of September 30, 1997 and the results of operations and cash flows for the period from inception have been made. Such adjustments consisted only of normal recurring items.

   Principles of Consolidation   The consolidated financial statements as of
   and for the period presented include the accounts of the Company and the Bank, its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

   Cash and Due from Banks   Due to the bank commencing operations on
   September 8, 1997, the Federal Reserve Bank has not required the Company to maintain vault cash or reserve balances with the Federal Reserve Bank based upon a percentage of deposits.

   Loans   Loans are stated at unpaid principal balance, adjusted by any net deferred loan fees or costs. Interest income on loans is calculated using the simple-interest method on the outstanding principal amounts.

   Accrual of interest on loans is discontinued when principal or interest remains due and unpaid for 90 days or more and the secured collateral is not sufficient to pay principal, accrued interest and liquidation expenses. Income on such loans is then recognized only to the extent that cash is received and when future collection of principal is probable.

   Allowance for Credit Losses   A loan is considered impaired when, based on
   current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Impaired loans are recorded at the loan's fair value by the establishment of a specific allowance where necessary. The fair value of the loans is generally determined by the fair value of the underlying collateral. Certain loans are collectively evaluated for impairment. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes the full collectibility of the loan is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit. The allowance and provision take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current and anticipated economic conditions that may affect the borrowers' ability to pay. Specific allowances are established for certain individual impaired loans based on the evaluation of the fair value of the impaired loan.

   Fixed assets   Fixed assets are stated at cost and are depreciated over
   estimated useful lives using the straight-line method for financial statement purposes and accelerated methods for income tax purposes.

   Off-balance sheet financial instruments   In the ordinary course of
   business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

   Income Taxes The Company files a consolidated federal income tax return and individual subsidiary state income tax returns. Accordingly, amounts equal to tax benefits of those companies having taxable federal losses or credits are reimbursed by the other companies that incur federal tax liabilities.

   The Company utilizes an asset and liability approach for financial accounting and reporting of income taxes. The provision for income taxes is based on pre-tax income which differs in some respects from taxable income. Deferred income taxes/benefits are provided on cumulative differences between pre-tax income for income tax and financial reporting purposes using the current tax rate.

   At September 30, 1997, the Company has a net operating loss carryforward of approximately $60,000. The state and deferred income tax benefit of $23,800 is considered by management to be more likely than not to be realized.

   Stock Options   The Company accounts for stock option grants to its
   employees under the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees (APB No. 25)." Under APB 25, compensation cost is recorded using the intrinsic-value based method which measures compensation cost as the difference between the exercise price and the market price of the stock at the date which both the number of shares and exercise price of the stock are fixed.

   Earnings per Share   Earnings per share is computed using the weighted
   average number of shares outstanding during the period, including all common stock equivalents, when such common stock equivalents are dilutive. At September 30, 1997 the common stock equivalents consisting of warrants and stock options are anti-dilutive.

   Statement of Cash Flows   The Company considered cash on hand, deposits
   maintained with the Federal Reserve Bank and cash due from other banks as cash for purposes of the Statement of Cash Flows.

   Recent Accounting Pronouncements   In February 1997, the Financial
   Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which supercedes existing standards for determining earnings per share. The statement will be effective for the Company for the year ending December 31, 1997. Primary earnings per share will be replaced by "basic earnings per share," which will be determined solely by the weighted average number of shares outstanding for the period. Fully diluted earnings per share will be replaced by "diluted earnings per share," which will reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The statement will also require a reconciliation of the numerator and denominator of basic earnings per share with the numerator and denominator of diluted earnings per share. Under the new pronouncement, the Company will exclude common stock equivalents, as defined by APB No. 15 "Earnings Per Share," from the computation of earnings per share. Management does not believe the new statement will result in a significant difference in amounts per share determined for primary earnings per share because outstanding options and warrants have not exceeded the market price of the Company's common stock for a sufficient period to qualify as common stock equivalents and if included at September 30, 1997 would be anti-dilutive.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which establishes standards for reporting of comprehensive income and its components. This statement will be effective for the Company for the year ending December 31, 1999, although the Statement permits earlier adoption. This statement requires that entities classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of a statement of financial condition. Comprehensive income is composed of net income and "other comprehensive income." Other comprehensive income includes charges or credits to equity that are not the result of transactions with the entities' shareholders. Currently, no items of other comprehensive income result from activities of the Company. The Company believes that in the future it will have items of other comprehensive income as it begins to invest a portion of its funds in debt securities classified as available for sale and the unrealized net gains and losses are classified in stockholders' equity. Upon adoption, financial statements of earlier periods will be restated for comparative purposes.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information, (SFAS No. 131)" which establishes standards for the way the Company reports information about its operating segments in its annual report to shareholders and certain selected information about its operating segments in interim reports to shareholders. The Company believes it operates as a single reportable segment under the criteria established by SFAS No. 131; accordingly, this new statement is not expected to affect the way the Company currently reports its financial information. In addition, SFAS No. 131 also requires certain additional disclosures on an enterprise-wide basis primarily related to geographic information and revenue from major customers. The Company does not believe that these enterprise-wide disclosures will be applicable.


   NOTE 3   Loans and Allowance for Loan Losses

   Loans outstanding as of September 30, 1997 are as follows:

    Business real estate              $ 212,541
    Residential real estate             390,614
                                       --------
          Net loans                    $603,155
                                       ========

   Changes in the allowance for loan losses are as follows:

    Balance at beginning of period       $     -
    Addition:
      Provision for loan losses               1,500
                                           --------
    Balance at end of period             $    1,500
                                           ========

   There were no specific loans that were impaired at September 30, 1997.

   NOTE 4   Deposits

   Deposits outstanding as of September 30, 1997 are as follows:

    Demand deposit accounts                        $   582,640
    Interest bearing checking accounts                 166,719
    Money market accounts                            1,418,364
    Time certificates                                    3,000
                                                     ---------
         Total deposits                             $2,170,723
                                                     =========

   As of September 30, 1997 the Company had no time deposits greater than $100,000.

   NOTE 5   Stock Options and Warrants

   An employee of the Company, who owns 12% of the outstanding common stock at September 30, 1997, has been issued a warrant which entitles the employee to purchase up to 100,000 shares of the Company's common stock at a price of $7.70 per share. The fair market value of the Company's common stock at the date the warrant was issued was $7.00 per share. The warrant is exercisable, in whole or in part, through September 3, 2004, and is subject to anti-dilution provisions.

   The Company established the InvestorsBancorp, Inc. 1997 Equity Incentive Plan on September 2, 1997 for the purpose of promoting continuity of management and aligning the interests of the employees with stockholders. Under the Plan, awards may be granted to key employees under stock option, stock appreciation rights, restricted stock or performance share provisions. Aggregate awards under the Plan are limited to 100,000 shares of the Company's common stock. On September 2, 1997, a total of 7,500 shares were granted to employees under the stock option provisions of the Plan at an exercise price of $7.70 per share (market price of the Company's common stock at date of grant was $7.00). The options are exercisable in whole or in part, through September 5, 2007.

   NOTE 6   Commitments and Contingencies

   The subsidiary Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheet.

   The Bank uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments. As of September 30, 1997 the Bank had $1,697,305 in outstanding commitments.

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses.

   Item 2.  Management's Discussion and Analysis or Plan of Operation

   Results of Operations

   During the period ended September 30, 1997, the Company reported a net loss of $36,821, or $0.04 per share. The Company commenced operations on September 8, 1997.

   Total interest income during the period was $30,103, and consisted primarily of interest on federal funds sold. The yield on interest-bearing assets was 5.32% for the period ended September 30, 1997. Management anticipates that interest income will continue to grow as InvestorsBank's (the "Bank") loans and assets grow. Interest expense for the period was $2,517, and it will increase as deposits grow. The yield on interest-bearing liabilities was 5.03% for the period ended September 30, 1997. Net interest income amounted to $27,586 for the period ended September 30, 1997. For the period ended September 30, 1997, the Company's net interest margin was not meaningful due to the short period of operation.

   Non-interest income for the period ended September 30, 1997 was $54,992. The majority of that income was a management fee received by the Bank from an affiliated company.

   Operating expenses for the period ended September 30, 1997 were $141,699, and consisted primarily of salaries and employee benefits and other operating expenses, such as office supplies, examination fees and directors fees.

   The effective rate for the benefit for income taxes for the period ended September 30, 1997 was 39.26% which was in excess of the maximum federal statutory rate of 35% because of the effect of state income tax benefit, partially offset by surtax exemptions. Management believes it is more likely than not that the deferred tax asset will be realized.

   Financial Condition

   Total assets of the Company were $9,153,601 at September 30, 1997. Cash and due from banks was $221,007 and federal funds sold with daily liquidity were $7,975,000 at September 30, 1997.

   Loans receivable at September 30, 1997 was $603,155, which include business and residential loans made by the Bank. The allowance for estimated loan losses was $1,500 or .25% of gross loans. There were no loan charge-offs or recoveries for the period, nor were there any impaired
   loans.   Management believes that the allowance for loan losses reflects an adequate allowance based upon its analysis of the loan portfolio and general economic conditions.

   Other assets at September 30, 1997 were $226,098, consisting of organizational and start-up costs of $140,916, which are being amortized over a sixty-month period. It also includes a receivable for $55,451, a deferred tax asset of $23,800 and other assets of $5,931.

   Deposits at September 30, 1997 were $2,170,723, which include noninterest and interest bearing accounts.

   Other liabilities of $29,799 at September 30, 1997 consisted of accrued interest payable of $2,171 and accrued expenses payable of $27,628.

   Capital Resources

   On September 3, 1997, the Company issued 999,857 shares of common stock at $7.00 per share. The Company incurred $10,100 in stock issue costs that were netted against additional paid-in-capital.

   The Federal Reserve Board ("FRB") has established risk-based capital guidelines that must be observed by bank holding companies and banks. Under these guidelines, total qualifying capital is categorized into two
   components   Tier I and Tier II capital.  Tier I capital generally
   consists of common shareholders' equity, perpetual preferred stock (subject to limitations) and minority interest in subsidiaries. Subject to limitations, Tier II capital includes certain other preferred stock and debentures, and a portion of the reserve for loan losses. These ratios are expressed as a percentage of risk-adjusted assets, which include various risk-weighted percentages of off-balance sheet exposures, as well as assets on the balance sheet.

   The Bank has committed to the FDIC that it will maintain a Tier I capital to total assets ratio of not less than 8% for the first three years of operations starting September 8, 1997.

   Capital ratios applicable to the Bank and the Company at September 30, 1997 are as follows:

                                                     Total Risk-
                                      Tier I Risk-      based      Leverage
                                      based Capital    Capital       Ratio
    Regulatory Capital Requirements:
         Minimum                          4.00%         8.00%        4.00%
         Well-capitalized                 6.00%        10.00%        5.00%

    Bank                                 293.20%       293.20%      72.69%
    Company                              293.20%       293.20%      72.69%

   The Company expects that its capital ratios will decline in the future as assets grow; however, management intends to maintain its ratios at levels at or above those established by regulatory agencies for well-capitalized institutions.

   The Bank made a statement in its application for a bank charter and federal deposit insurance that it will retain its earnings during the first three years of operations. As such, no dividends will be paid to the shareholders during that period.

   Liquidity

   The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific types of categories of short-term loans and investments with specific types of deposits and borrowings. Financial institution liquidity is thus normally considered in terms of the nature and mix of the institution's sources and uses of funds. The Company's primary source of liquidity at September 30, 1997 was its federal funds
   sold of $7,975,000 which was 87.1% of total assets.    Management believes
   that its current highly liquid position is sufficient to meet future demands.

   Asset/Liability Management

   Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates.

   Changes in net interest income, other than volume related changes, arise when interest rates on assets reprice in a time frame or interest rate environment that is different from the repricing period for liabilities. Changes in net interest income also arise from changes in the mix of interest-earning assets and interest-bearing liabilities.

   The Company does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates.

                           PART II.  OTHER INFORMATION


   Item 2.   CHANGES IN SECURITIES

             a. On September 3, 1997, the Company sold 880,000 shares of Common Stock in a private transaction to its parent, Bando McGlocklin Capital Corporation, and 119,857 shares of Common Stock to George R. Schonath, Chief Executive Officer of the Company. In addition, on September 3, 1997, the Company issued to Mr. Schonath a warrant to purchase 100,000 shares of Common Stock of the Company. Also, on September 2, 1997 the Company granted stock options to purchase an aggregate of 7,500 shares of its Common Stock under its 1997 Equity Incentive Plan (the "Plan") to three key officers of its wholly owned subsidiary.

             b.  No underwriters were involved in the issuances.

             c. The 880,000 shares were sold for a price of $7.00 per share, for a total of $6,160,000. The 119,857 shares of Common Stock and the warrant to purchase 100,000 shares of Common Stock were issued for an aggregate consideration of $838,999. The stock options were issued for no consideration.

             d. The shares of Common Stock, the warrant, and the stock options were issued pursuant to Section 4(2) of the Securities Act of 1933. Mr. Schonath represented that he purchased the shares and warrant for investment. The shares issued to Bando McGlocklin Capital Corporation were likewise exempt under Section 4(2); such shares were distributed as a dividend to the stockholders of Bando McGlocklin Capital Corporation pursuant to an Information Statement filed and cleared with the Securities and Exchange Commission under date of August 26, 1997. The shares of Common Stock to be issued pursuant to the option will either be registered on Form S-8 or will be exempt from registration under Section 4(2) of the Securities Act of 1933.

             e. The warrant is exercisable at any time, in whole or in part, before September 4, 2004. The exercise price is $7.70 per share. The stock options may be exercisable at any time, in whole or in part, before September 6, 2007 at a price of $7.70 per share.


   Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

             (a)  List of Exhibits

                  The Exhibits to this Quarterly Report on Form 10-QSB are identified on the Exhibit Index hereto.

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                       InvestorsBancorp, Inc.
                                             (Registrant)



                                   By:  /s/ George R. Schonath
   Date: November 5, 1997               George R. Schonath
                                        President an Chief Executive Officer

                                   By:  /s/ Susan J. Hauke
                                        Susan J. Hauke
                                        Principal Financial and Accouting
                                         Officer

                                InvestorsBancorp, Inc.
                            Quarterly Report on Form 10-Q

                                    EXHIBIT INDEX


    Exhibit
    Number                                       Exhibit

        11                   Statement Regarding Computation of Per Share
                             Earnings

        27                   Financial Data Schedule (EDGAR version only)