Form 10KSB40
period 1997-12-31
INVESTORSBANCORP INC
filed 1998-03-31
CIK 1039454

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-KSB

(Mark One)

[ x ]  Annual report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934 (Fee required) For the fiscal year ended DECEMBER 31, 1997

[   ]  Transition report under Section to 13 or 15(d) of the Securities
       Exchange Act of 1934 (No fee required) For the transition period from Commission file number 000-29400


                           INVESTORSBANCORP, INC.
               (Name of Small Business Issuer in Its Charter)


           WISCONSIN                                          39-1854234
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

W239 N1700 BUSSE ROAD, P.O. BOX 190
       PEWAUKEE, WISCONSIN                                     53072-0190
(Address of Principal Executive Offices)                       (Zip Code)


                                (414) 523-1000
               (Issuer's Telephone Number, Including Area Code)

        Securities registered under Section 12(b) of the Exchange Act:
                                    NONE.

        Securities registered under Section 12(g) of the Exchange Act:
                   COMMON STOCK, PAR VALUE $.01 PER SHARE.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes [ x ]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Issuer's revenues for its most recent fiscal year were $562,810

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 13, 1998 was approximately $5,700,000. As of said date, the Issuer had 1,000,000 shares of Common Stock issued and outstanding.

                     Documents incorporated by reference:
Part III of Form 10-KSB - Proxy statement for annual meeting of shareholders to be held in May, 1998.

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ x ]

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     InvestorsBancorp, Inc. (the "Company"), a Wisconsin corporation, was organized on June 12, 1996, to be the holding company of InvestorsBank, a Wisconsin state bank located in Pewaukee, Wisconsin (the "Bank"). The Bank commenced business on September 8, 1997. On September 6, 1997, Bando McGlocklin Capital Corporation, the former principal shareholder of the Company ("BMCC"), distributed all of the 880,000 shares of the Company it held on such date to its shareholders, (the "Distribution"). In connection with the Distribution, the Company filed a Form 10SB with the Securities and Exchange Commission (the "SEC") to register its shares of Common Stock, $.01 par value per share, under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company currently maintains its offices at W239 N1700 Busse Road, P.O. Box 190, Pewaukee, Wisconsin, 53072. The Company's telephone number is
(414) 523-1000.

BUSINESS STRATEGY

     The Company offers a complete line of financial services to small businesses and individuals in the community of Waukesha and in southeastern Wisconsin. Pursuant to a management services agreement, the Bank also manages the commercial loan and leased properties portfolio of Bando McGlocklin Small Business Lending Corporation, a subsidiary of BMCC.

     The Bank offers a broad range of deposit services, including checking accounts, money market accounts and certificates of deposit, as well as a full range of short to intermediate term personal and commercial loans. The Bank makes personal loans directly to individuals for various purposes, including first mortgage loans and home equity lines of credit. The Bank also offers other services, including credit cards, debit cards, cashier checks, money orders and traveler's checks.

     The Bank's initial legal lending limit was $1,370,000. Management may from time to time impose a lower "in-house" limit as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions. In addition, the Company's relationship with BMCC may result in the Bank being able to originate loans in larger principal amounts and sell participations in such loans to BMCC and other financial institutions.

     The Bank's market area is competitive. The Bank faces competition from numerous other banks, savings and loan associations, finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services. Most of the Bank's competitors have been in business for many years, have established customer bases, are substantially larger, have substantially larger lending limits than the Bank and can offer certain services, including multiple branches and international banking services, that the Bank will be able to offer only through correspondent banks, if at all. In addition, most of these entities have greater capital resources than the Bank, which among other things, may allow them to price their services at levels more favorable to clients and to provide larger credit facilities than could the Bank.

EMPLOYEES

     As of March 6, 1997, the Company had 18 full-time employees. None of its employees are covered by a collective bargaining agreement with the Company or the Bank. The Company considers its employee relations to be excellent.

SUPERVISION AND REGULATION

     GENERAL

     Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Division of Banking of the Wisconsin Department of Financial Institutions (the "Banking Division"), the Federal Reserve Board, Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the SEC. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

     Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

     The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its subsidiaries.

     RECENT REGULATORY DEVELOPMENTS

     PENDING LEGISLATION. Legislation is pending in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. Additionally, the pending legislation would eliminate the federal thrift charter and merge the FDIC's Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF"). At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

     THE COMPANY

     GENERAL. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require. The Company is also subject to supervision and regulation by the Banking Division under Wisconsin law.

     INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve Board may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve Board is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) or which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

     The BHCA also prohibits, with certain exceptions, the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve Board to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve Board, the Company and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

     Federal law also prohibits acquisition of "control" of a bank, such as the Bank, or a bank holding company, such as the Company, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of 10% of the outstanding shares of a bank or bank holding company.

     CAPITAL REQUIREMENTS.   Bank holding companies are required to maintain
minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

     The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent shareholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

     The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve Board's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

     Under the Federal Reserve Board's guidelines, the capital standards described above apply on a consolidated basis to bank holding companies that have more than $150 million in total consolidated assets, but generally apply on a bank-only basis to bank holding companies that, like the Company, have less than $150 million in total consolidated assets. Nevertheless, as of December 31, 1997, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board's minimum requirements, with a risk-based capital ratio of 64.9% and a leverage ratio of 55.8%.

     DIVIDENDS. The Federal Reserve Board has issued a policy statement with regard to the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

     In addition to the restrictions on dividends that may be imposed by the Federal Reserve Board, the Wisconsin Business Corporation Law prohibits the Company from paying dividends if the Company is insolvent or if the payment of dividends would render the Company unable to pay its debts as they come due in the ordinary course of business.

     FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Exchange Act. Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

     THE BANK

     GENERAL. The Bank is a Wisconsin-chartered bank, the deposit accounts of which are insured by the BIF of the FDIC. As a BIF-insured, Wisconsin-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Banking Division, as the chartering authority for Wisconsin banks, and the FDIC, as administrator of the BIF.

     DEPOSIT INSURANCE. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     During the year ended December 31, 1997, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 1998, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

     FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund.

Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 1997, the FICO assessment rate for SAIF members was approximately 0.063% of deposits while the FICO assessment rate for BIF members was approximately 0.013% of deposits.

     SUPERVISORY ASSESSMENTS. All Wisconsin banks are required to pay supervisory fees to the Banking Division to fund the operations of the Banking Division. The amount of such supervisory fees is based upon each institution's total assets.

     CAPITAL REQUIREMENTS. The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as the
Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve Board's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

     The capital requirements described above are minimum requirements. Additionally, higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the FDIC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

     The FDIC, as a condition to its approval of the Bank's application for deposit insurance, has required the Bank to maintain a minimum ratio of Tier 1 capital to total assets of at least 8% for the first three years of the Bank's operation. As of December 31, 1997, the Bank exceeded this requirement and the minimum regulatory capital requirements with a leverage ratio of 55.8% and a risk-based capital ratio of 64.9%.

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

     DIVIDENDS. Wisconsin law generally allows a Wisconsin bank to pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without the prior approval of the Banking Division, however, a Wisconsin bank may not pay dividends in any year which, in the aggregate, exceed the bank's calendar year-to-date net income if, during either of the two immediately preceding years the bank paid aggregate dividends exceeding its net income for such year.

     The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1997. As of December 31, 1997, no amounts were available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

     INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company, and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

     SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the appropriate federal regulator, would constitute grounds for further enforcement action.

     BRANCHING AUTHORITY. Under Wisconsin law, Wisconsin banks may, subject to regulatory approval, establish branch offices anywhere in the State of Wisconsin.

     Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Wisconsin has enacted legislation permitting interstate mergers, subject to certain conditions, including a prohibition against interstate mergers unless any Wisconsin bank involved has been in existence and continuous operation for more than five years.

     STATE BANK ACTIVITIES. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

     FEDERAL RESERVE SYSTEM. Federal Reserve Board regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $47.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $47.8 million, the reserve requirement is $1.434 million plus 10% of the aggregate amount of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances are exempted from the reserve requirements.
These reserve requirements are subject to annual adjustment by the Federal Reserve Board. The Bank is in compliance with the foregoing requirements.


ITEM 2.  PROPERTIES

     The Company subleases premises for the Bank's main office at W239 N1700 Busse Road, Pewaukee, Wisconsin, which also serve as the Company's corporate headquarters. The premises consist of approximately 4,700 square feet of a single story, brick building constructed in 1996. The building, which overall consists of approximately 16,000 square feet of office space, has parking for approximately 60 automobiles.

     The Company subleases the premises from BMCC, which has its main office in the same building. The Company's sublease with BMCC has a primary term of one year, but the Company expects to be able to renew the sublease with BMCC on substantially similar terms. The BMCC lease has nine years remaining on its original term, and BMCC has an option to extend the term for an additional five years. Under the sublease, the Company's rent is based on a pro rata portion of BMCC's rent. The Company's monthly rent is currently $4,300, subject to increases based on BMCC's lease. The Company is also obligated to pay a pro rata share of BMCC's gas and maintenance expenses, and one-half of BMCC's electricity expense.

     The Bank has three interior teller stations and a night depository facility. The Company believes the facility will be adequate to meet the needs of the Company and the Bank for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not aware of any legal proceedings against it or the Bank.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S STOCK AND RELATED SHAREHOLDER MATTERS.

     The Company's Common Stock was held by approximately 1,200 holders of record as of March 13, 1998, and is quoted on the OTC Bulletin Board under the symbol "INVB." The following table shows, for the periods indicated, the range of prices per share of transactions in the Company's common stock as quoted on the OTC Bulletin Board. Certain other private transactions may have occurred during the periods indicated of which the Company has no knowledge. The following prices represent inter-dealer prices without retail markups, markdowns or commissions.


     Quarter ending:              Price/Share
     ---------------              -----------
     March 31, 1997                   N/A
     June 30, 1997                    N/A
     September 30, 1997            $10.50
     December 31, 1997             $11.00

     No cash or other dividends were declared or paid during the fiscal year ended December 31, 1997. The Company expects that all Company and Bank earnings, if any, will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, the Company will probably be largely dependent upon dividends paid by the Bank for funds to pay dividends on the Common Stock. It is also possible, however, that the Company will pay dividends in the future generated from investment income and other activities of the Company.

     The Wisconsin Business Corporation Law prohibits the Company from paying dividends if the Company is insolvent or if the payment of dividends would render the Company unable to pay its debts as they come due in the ordinary course of business. Wisconsin law generally allows the Bank to pay dividends out of its undivided profits, in such amounts and at such times as the Bank's board of directors deems prudent. However, without the prior approval of the Banking Division, the Bank in any one year may not, pay dividends in an amount which exceeds the Bank's calendar year-to-date net income if, during either of the two immediately preceding years the Bank paid aggregate dividends exceeding its net income for such year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion provides additional analysis of the financial statements and should be read in conjunction with this information. This discussion focuses on significant factors which effected the Company's earnings since commencing operations on September 8, 1997. The results of operations discuss only the period ended December 31, 1997 because quarter comparisons would not be meaningful. As of December 31, 1997, the Bank was the only subsidiary of the Company and its operations contributed all of the revenue and expenses for the year.

RESULTS OF OPERATIONS

     During the period ended December 31, 1997, the Company reported a net loss of $102,900, or $0.10 per share due to the Company's early stage of development.

     The Company's return on average equity and return on average assets for the quarter ended December 31, 1997 is as follows:

Return on average assets                        -0.87%
Return on average equity                        -1.49%
Dividend payout ratio on common stock            None
Average equity to average assets                58.68%

     Total interest income during the period was $332,600, which consisted of $224,104 of interest on loans and $108,496 of interest on federal funds sold. Management anticipates that interest income will continue to grow along with the loan portfolio and other assets of the Company.

     The following table sets forth the composition of the Company's gross loan portfolio in dollar amounts and as a percentage of the respective portfolios as of December 31, 1997.

                                         AMOUNT      PERCENT OF TOTAL
                                         ------      ----------------
Commercial loans                         $1,581,725       16.46%
Mortgage loans:
 Construction real estate                 2,519,586       26.23%
 Commercial real estate                     896,289        9.33%
 Residential real estate                  1,161,558       12.09%
Industrial revenue bonds and municipals   3,446,886       35.88%
Installment and consumer                        510        0.01%
                                         ----------      -------
                                          9,606,554      100.00%
                                                         =======
Less:  Allowance for loan losses           (96,060)
                                         ----------
                                         $9,510,494
                                         ==========

     The following table summarizes the maturities and sensitivity to change in interest rates of the Company's loan portfolio at December 31, 1997.

                                                 AFTER 1 YEAR
                              1 YEAR OF LESS   THROUGH 5 YEARS   AFTER 5 YEARS    TOTAL
                              --------------   ---------------   -------------    -----
Commercial                        $430,369        $294,274         $  857,082   $1,581,725
Real estate construction              -               -             2,519,586    2,519,586
                              ------------------------------------------------------------
Total                             $430,369        $294,274         $3,376,668   $4,101,311


                                                              FLOATING OR
                              PREDETERMINED RATES          ADJUSTABLE RATE       TOTAL
                              -------------------          ---------------       -----
Commercial                       $  260,000                 $1,321,725        $1,581,725
Real estate construction            910,983                  1,608,603         2,519,586
                              ------------------------------------------------------------
Total                            $1,170,983                 $2,930,328        $4,101,311

     Interest expense for the period was $49,373, which will increase as deposits grow. The following table sets forth the distribution of deposit accounts as of December 31, 1997 and as a percentage of the respective categories of deposits presented.

                                         AMOUNT    PERCENT OF TOTAL
                                       ----------  ----------------
Core deposits:
--------------
 Non-interest bearing                  $2,087,484            23.56%
 Interest bearing                         455,733             5.14%
 Money Market                           6,296,523            71.06%
Certificate of  deposit accounts:
---------------------------------
 Three months or less                       3,000             0.03%
 Over three months through 12 months       18,900             0.21%
                                       ----------  ----------------
                                       $8,861,640           100.00%
                                       ==========  ================

     Net interest income amounted to $283,227 for the period ended December 31, 1997. The following table sets forth an analysis of the interest rates and interest differential of earning assets, which earn interest income, and interest bearing liabilities, which accrue interest expense for the quarter ended December 31, 1997.

                               AVERAGE BALANCE  RELATED INTEREST  YIELD RATE
                               ---------------  ----------------  ----------
Earning assets:
 Federal funds sold                 $5,751,793          $ 79,245       5.47%
 Loans                               5,120,651           124,424       9.64%
                                    ----------          --------       ----
  Total earning assets              10,872,444           203,669       7.43%

Interest bearing liabilities:
 Interest bearing checking             280,210             3,446       4.88%
   accounts
 Money market accounts               3,200,944            43,314       5.37%
 Time deposits                           7,314                97       5.26%
                                    ----------          --------       ----
  Total interest bearing             3,488,468            46,857       5.33%
    liabilities

Interest spread                                         $156,812       2.10%

Interest margin                                         $156,812       5.72%

PROVISIONS FOR LOAN LOSSES

     At December 31, 1997, the allowance for loan losses was $96,060, which was charged against earnings in 1997. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

     There were no loan charge-offs or recoveries or any impaired loans for the period ended December 31, 1997.

     The following table summarizes the Company's nonperforming loans as of December 31, 1997.

         Nonaccrual loans                 None
         Past Due 90 days + (1)           None
         Restructured loans               None

(1) Loans are generally placed in nonaccrual when contractually past due 90 days or more.

     Other operating income for the period ended December 31, 1997 was $230,218. The Bank services loans for BMCC, a related company with balances of $140,275,911 at December 31, 1997. Revenue relating to services for BMCC was $229,285 for the period from September 3, 1997 to December 31, 1997.

     Other operating expenses for the period ended December 31, 1997 were $586,685, and consisted primarily of salaries and employee benefits and other operating expenses, such as occupancy expenses, office supplies, examination fees and directors fees. These operating expenses include all salaries, including the salaries that are reimbursed through the management services fee noted above.

     The effective rate for the benefit for income taxes for the period ended December 31, 1997 was 39.22% which was in excess of the maximum federal statutory rate of 35% because of the effect of state income tax benefit, partially offset by surtax exemptions. Management believes it is more likely than not that the deferred tax asset will be realized.

FINANCIAL CONDITION

     Total assets of the Company were $16,039,771 at December 31, 1997. Cash and due from banks was $1,248,803 and federal funds sold with daily liquidity was $4,544,000 at December 31, 1997.

     Loans at December 31, 1997 were $9,606,554, which included commercial and residential loans. The allowance for loan losses was $96,060 or 1% of gross loans. In addition to loans outstanding, the Company had unfunded loan commitments of $2,757,556 as of December 31, 1997. Loan demand continues to be strong for both commercial and residential loans. The Company's home equity line has been designed to be very competitive with those of other banks in the area.

     Other assets at December 31, 1997 were $612,315, consisting of organizational and start up costs of $165,899, which are being amortized over a sixty-month period. It also included an excess servicing asset of $209,891 relating to loans sold to a third party, a receivable for $106,523 to a related company, a deferred tax asset of $66,400, interest receivable of $59,134 and other assets of $4,468.

     Deposits at December 31, 1997 were $8,861,640, consisting of $2,087,484 in non-interest bearing accounts and $6,774,156 in interest bearing accounts.

     Other liabilities of $291,131 at December 31, 1997 consisted of a retained loan discount on loans sold to third parties of $215,301. In addition, it included participation principal payments of $32,362, accrued expenses payable of $29,178 and accrued interest payable of $14,290.

CAPITAL RESOURCES

     On September 3, 1997, the Company issued 999,857 shares of common stock at $7.00 per share. The Company incurred $10,100 in stock issuance costs that were netted against additional paid in capital.

     The Federal Reserve Board has established risk-based capital guidelines that must be observed by bank holding companies and banks. Under these guidelines, total qualifying capital is categorized into two components - Tier I and Tier II capital. Tier I capital generally consists of common shareholders' equity, perpetual preferred stock (subject to limitations) and minority interest in subsidiaries. Subject to limitations, Tier II capital includes certain other preferred stock and debentures, and a portion of the reserve for loan losses. These ratios are expressed as a percentage of risk-adjusted assets, which include various risk-weighted percentages of off-balance sheet exposures, as well as assets on the balance sheet.

     The Bank has committed to the FDIC that it will maintain a Tier I capital to total assets ratio of not less than 8% for the first three years of operations starting September 8, 1997.

     Capital ratios applicable to the Bank and the Company at December 31, 1997 are as follows:

                                  TOTAL RISK-BASED  TIER I RISK-BASED
                                      CAPITAL            CAPITAL          LEVERAGE RATIO
                                  ----------------  --------------------  --------------
Regulatory Capital Requirements:
   Minimum                             8.00%               4.00%              4.00%
   Well-capitalized                   10.00%               6.00%              5.00%

Bank                                   64.9%               64.0%              55.8%
Company                                64.9%               64.0%              55.8%

     The Company expects that its capital ratios will decline in the future as assets grow; however, management intends to maintain its ratios at levels at or above those established by regulatory agencies for well-capitalized institutions.

     The applications for a bank charter and for federal deposit insurance stated that the Bank would retain its earnings during the first three years of operations. As such, no dividends will be paid by the Company to the shareholders during that period. The Company expects that all Company and Bank earnings, if any, will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future.

LIQUIDITY

     The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific types of categories of short-term loans and investments with specific types of deposits and borrowings. Financial institution liquidity is thus normally considered in terms of the nature and mix of the institution's sources and uses of funds. As of December 31, 1997, the Company had $5,792,803 available to meet future demand. Management believes that current liquidity levels are sufficient.

ASSET/LIABILITY MANAGEMENT

     Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates.

     The following table summarizes the repricing opportunities as of December 31, 1997 for each major category of interest bearing asset and interest bearing liability:

                                 0-89     90-179   180-359    +360
(Millions)                       DAYS      DAYS      DAYS     DAYS   TOTAL
                                 ----      ----      ----     ----   -----
Loans                         $ 6,147         -    $   417   $3,043  $9,607
---------------------------------------------------------------------------
Total rate sensitive assets     6,147         -        417    3,043   9,607
Rate sensitive liabilities(1)   8,843        19          -        -   8,862
---------------------------------------------------------------------------
GAP                           $(2,696)  $   (19)   $   417   $3,043  $  745
Cumulative GAP                $(2,696)  $(2,715)   $(2,298)  $  745
GAP/Rate sensitive assets        (44%)        0%     (551%)     24%

(1) Interest bearing checking and Money market accounts are considered as immediately repricable.

     Changes in net interest income, other than volume related changes, arise when interest rates on assets reprice in a time frame or interest rate environment that is different from the repricing period for liabilities. Changes in net interest income also arise from changes in the mix of interest earning assets and interest-bearing liabilities.

     The Company does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates.

YEAR 2000 COMPLIANCE

     A critical issue facing the financial services industry is concerns over the ability of computer systems to process year-data beyond the year 1999.
This issue could effect a variety of the Company's computer systems, from its data processing systems used to process deposit and loan information to ancillary systems such as alarms and locking devices. Management has considered this issue and has attempted to ensure that the data processing and other systems used by the Company and the Bank are Year 2000 compliant, and based on representations made by its vendors, management does not expect to incur material expenses in connection with upgrading its computer systems to handle Year 2000 data. Nevertheless, if not properly addressed, Year 2000 related computer issues could result in interruptions to the operations of the Bank and have a material adverse effect on the Company's results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions guidelines, including the condition of the local real estate market, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

         DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                            AVERAGE BALANCE SHEET

                                                FOR QUARTEER ENDED
                                                 DECEMBER 31, 1997
                                                ------------------
Cash and due from banks                             $   508,571
Federal Funds sold                                    5,751,793
Loans:
      Commercial                                        152,467
      Mortgage
              Construction
              Commercial                              1,784,156
              Residential                               836,093
      Industrial Revenue Bonds                        2,346,743
      Installment and consumer                            1,194
      Less allowance for loan losses                     (2,528)
                                                    -----------
              Net loans                               5,118,125
Fixed assets                                            128,181
Other assets                                            271,525
                                                    -----------
      Total assets                                  $11,778,195
                                                    ===========

Demand deposits                                     $ 1,324,046
Interest bearing deposits
      Checking                                          280,210
      Money market                                    3,200,944
      Time deposits                                       7,314
                                                    -----------
              Total Deposits                          4,812,514
Other liabilities                                        54,264
                                                    -----------
      Total liabilities                               4,866,778
Equity capital                                        6,911,417
                                                    -----------
      Total liabilities and capital                 $11,778,195
                                                    ===========

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        Index to Financial Statements



     Independent Auditor's Report...........................................17

     Consolidated Balance Sheet (December 31, 1997).........................18

     Consolidated Statement of Income (for the period from
      September 3, 1997 through December 31, 1997)..........................19

     Consolidated Statement of Changes in Stockholder's Equity
      (for the period from September 3, 1997 through December 31, 1997).....20

     Consolidated Statement of Cash Flows (for the period from
      September 3, 1997 through December 31, 1997)..........................21

     Notes..................................................................22

                         INDEPENDENT AUDITOR'S REPORT


Board of Directors
InvestorsBancorp, Inc.
Pewaukee, Wisconsin

We have audited the accompanying consolidated balance sheet of InvestorsBancorp, Inc. and Subsidiary as of December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the period from September 3, 1997 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InvestorsBancorp, Inc. and Subsidiary as of December 31, 1997, and the results of its operations and its cash flows for the period from September 3, 1997 through December 31, 1997, in conformity with generally accepted accounting principles.



                                                             CONLEY MCDONALD LLP

Brookfield, Wisconsin
January 23, 1998


INVESTORSBANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1997
--------------------------------------------------------------------------------

ASSETS
--------------------------------------------------------------------------------
Cash and due from banks (Note B)                                $      1,248,803
Federal funds sold                                                     4,544,000
                                                                      ----------
  CASH AND CASH EQUIVALENTS                                            5,792,803
Loans, less allowance for loan losses of
 $96,060 (Notes C and D)                                               9,510,494
Furniture and equipment, net (Note E)                                    124,159
Accrued interest and other assets (Note G)                               612,315
                                                                      ----------
  TOTAL ASSETS                                                  $     16,039,771
                                                                      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
LIABILITIES:
  Deposits: (Note F)
  Non-interest bearing                                          $      2,087,484
  Interest bearing                                                     6,774,156
                                                                      ----------
         TOTAL DEPOSITS                                                8,861,640
Accrued interest payable and other liabilities (Note I)                  291,131
                                                                      ----------
         TOTAL LIABILITIES                                             9,152,771
                                                                      ----------

COMMITMENTS AND CONTINGENCIES (Note I)

STOCKHOLDERS' EQUITY: (Note K)
Preferred stock, $.01 par value; 1,000,000 shares
   authorized, -0- shares issued and outstanding                            ----
Common stock, $.01 par value; 9,000,000 shares
   authorized, 1,000,000 shares issued and outstanding                    10,000
Surplus                                                                6,979,900
Retained deficit (Notes L and M)                                        (102,900)
                                                                      ----------
      TOTAL STOCKHOLDERS' EQUITY                                       6,887,000
                                                                      ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $     16,039,771
                                                                      ==========

See Notes to Consolidated Financial Statements.


INVESTORSBANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENT OF INCOME
FOR THE PERIOD FROM SEPTEMBER 3, 1997 THROUGH DECEMBER 31, 1997
------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans (Note C)                                     $  224,104
  Interest on federal funds sold                                             108,496
                                                                          ----------
             TOTAL INTEREST INCOME                                           332,600

INTEREST EXPENSE - interest on deposits (Note F)                              49,373
                                                                          ----------

             NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES            283,227

PROVISION FOR LOAN LOSSES (Note D)                                            96,060
                                                                          ----------

             NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             187,167
                                                                          ----------

OTHER OPERATING INCOME:
  Service charges                                                                911
  Management service fee (Note C)                                            229,285
  Other                                                                           22
                                                                          ----------
             TOTAL OTHER OPERATING INCOME                                    230,218
                                                                          ----------

OTHER OPERATING EXPENSES:
  Salaries and employee benefits                                             385,383
  Occupancy expenses (Note H)                                                 27,613
  Equipment expenses (Note E)                                                 21,808
  Other expenses                                                             151,881
                                                                          ----------
             TOTAL OTHER OPERATING EXPENSES                                  586,685
                                                                          ----------

             LOSS BEFORE INCOME TAXES                                       (169,300)

INCOME TAX (BENEFITS) (Note G)                                                66,400
                                                                          ----------

             NET LOSS                                                     $ (102,900)
                                                                          ==========

             LOSS PER SHARE OF COMMON STOCK                               $    (0.10)
                                                                          ==========

             LOSS PER SHARE OF COMMON STOCK - ASSUMING DILUTION           $    (0.10)
                                                                          ==========

             WEIGHTED AVERAGE SHARES OUTSTANDING                           1,000,000
                                                                          ==========

See Notes to Consolidated Financial Statements.


INVESTORSBANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES
 IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM SEPTEMBER 3, 1997 THROUGH DECEMBER 31, 1997
----------------------------------------------------------------------------------------------------------------------
                                                                                                              Total
                                                    Common                             Retained           stockholders'
                                                     stock            Surplus           deficit              equity

BALANCE, September 3, 1997                         $  ----           $    ----         $    ----          $     ----
  Proceeds from sale of shares of common
   stock, net of stock offering costs (Note K)      10,000            6,979,900             ----           6,989,900
  Net loss                                            ----                 ----         (102,900)           (102,900)
                                                   -----------------------------------------------------------------
BALANCES, December 31, 1997                        $10,000           $6,979,900        $(102,900)         $6,887,000
                                                   =================================================================

See Notes to Consolidated Financial Statements.


INVESTORSBANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM SEPTEMBER 3, 1997 THROUGH DECEMBER 31, 1997
----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $  (102,900)
                                                                 -----------
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation                                                       8,163
    Provision for loan losses                                         96,060
    Provision (benefit) for deferred taxes                           (66,400)
    Increase in accrued interest and other assets                   (545,915)
    Increase in accrued interest payable and other liabilities       291,131
                                                                 -----------
          TOTAL ADJUSTMENTS                                         (216,961)
                                                                 -----------
          NET CASH USED IN OPERATING ACTIVITIES                     (319,861)
                                                                 -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment                               (132,322)
  Net increase in loans                                           (9,606,554)
                                                                 -----------
          NET CASH USED IN INVESTING ACTIVITIES                   (9,738,876)
                                                                 -----------
          CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase in deposits                                         8,861,640
  Proceeds from the issuance of common stock, net                  6,989,900
                                                                 -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES               15,851,540

          INCREASE IN CASH AND CASH EQUIVALENTS                    5,792,803
                                                                 -----------
CASH AND CASH EQUIVALENTS at end of period                       $ 5,792,803

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                     $    35,083
                                                                 ===========
    Income taxes                                                 $      ----
                                                                 ===========

See Notes to Consolidated Financial Statements

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   NATURE OF BUSINESS:

InvestorsBancorp, Inc. (the "Company"), a Wisconsin corporation, was organized on June 12, 1996, to be the holding company of InvestorsBank, a Wisconsin state bank located in Pewaukee, Wisconsin (the "subsidiary Bank"). The subsidiary Bank commenced business on September 8, 1997. On September 6, 1997 Bando McGlocklin Capital Corporation, the former principal stockholder of the Company, distributed all of the 880,000 shares of the Company it held on such date to its shareholders.

The consolidated income of the Company is principally from income of its subsidiary Bank. The subsidiary Bank grants commercial, installment and residential loans and accepts deposits from customers primarily in southeastern Wisconsin. The subsidiary Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally, the Company and the subsidiary Bank are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

2.   CONSOLIDATION:

The consolidated financial statements of InvestorsBancorp, Inc. include the accounts of its wholly owned subsidiary, InvestorsBank. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

3.   BASIS OF FINANCIAL STATEMENT PRESENTATION:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

4.   CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and investments with an original maturity of three months or less. Generally, federal funds are sold for one-day periods.

The subsidiary Bank maintains amounts due from banks which, at times, may exceed federally insured limits. The subsidiary Bank has not experienced any losses in such accounts.

5.   AVAILABLE FOR SALE SECURITIES:

Securities classified as available for sale are those debt securities that the subsidiary Banks intend to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the subsidiary Banks' assets and liabilities, liquidity needs, regulatory capital consideration, and other similar factors. Securities classified as available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

6.   LOANS:

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payment of interest or principal when they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Cash collections on impaired loans are credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance is current. Accrual of interest is generally resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a period of time.

7.   LOAN SERVICING:

The subsidiary Bank has entered into a Management Services Agreement with Bando McGlocklin Capital Corporation to manage loans generated by Bando. Such loans are not included in the accompanying Consolidated Balance Sheet.

8.   ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the subsidiary Bank to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.

9.   FURNITURE AND EQUIPMENT:

Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets, which are 3 to 7 years for furniture and equipment.

10.  OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS:

In the ordinary course of business, the subsidiary Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

11.  INCOME TAXES:

The Company files a consolidated Federal income tax return and individual subsidiary State income tax returns. Accordingly, amounts equal to tax benefits of those companies having taxable Federal losses or credits are reimbursed by the other companies that incur Federal tax liabilities.

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to operating loss carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

12.  PENSION AND PROFIT-SHARING PLAN:

The Company had a defined contribution pension plan and has a contributory 401(k) profit-sharing plan in which contributions are made in accordance with specified formulas or at the discretion of the Board of Directors of the Company. The Plans cover substantially all employees. The defined contribution pension plan was dissolved in 1998.

13.  PER SHARE DATA:

Net loss per common share data has been computed based upon the weighted average number of shares outstanding during the period.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

Financial Accounting Standards Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     CARRYING AMOUNTS APPROXIMATE FAIR VALUES FOR THE FOLLOWING INSTRUMENTS:

          Cash and cash equivalents
          Federal funds sold
          Accrued interest receivable
          Accrued interest payable
          Variable rate loans that reprice frequently where no
           significant change in credit risk has occurred
          Demand deposits
          Variable rate money market accounts
          Variable rate certificate of deposit

       DISCOUNTED CASH FLOWS:

       Using interest rates currently being offered on instruments with similar terms and with similar credit quality:

          All loans except variable rate loans described above
          Fixed rate certificates of deposit

       QUOTED FEES CURRENTLY BEING CHARGED FOR SIMILAR INSTRUMENTS:

       Taking into account the remaining terms of the agreements and the counterparties' credit standing:

          Off-balance-sheet instruments:
            Letters of credit
            Lending commitments

Since the majority of the Company's off-balance-sheet instruments consists of nonfee-producing, variable rate commitments, the Company has determined it does not have a distinguishable fair value.

NOTE B. CASH AND DUE FROM BANKS

At this time, the Federal Reserve Bank has not required the subsidiary Bank to maintain vault cash or reserve balances with the Federal Reserve Bank based upon a percentage of deposits.

NOTE C. LOANS

Major classifications of loans at December 31, 1997 are as follows:


Commercial                                 $  1,581,725
Real estate:
   Commercial                                 3,370,510
   Residential                                1,206,923
Industrial revenue bonds and municipals       3,446,886
Installment and consumer                            510
                                           ------------
                                              9,606,554
Allowance for loan losses                      (96,060)
                                           ------------
          NET LOANS                        $  9,510,494
                                           ============

There were no loans that were impaired at December 31, 1997.

As of December 31, 1997, there were no outstanding loans to directors, executive officers, principal shareholders of the Bank or their related interests. The subsidiary Bank services loans for Bando McGlocklin Capital Corporation, a related company with balances of $140,275,911 at December 31, 1997. Revenue relating to services for Bando McGlocklin Capital Corporation was $229,285 for the period from September 3, 1997 to December 31, 1997.

NOTE D. ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses reflected in the consolidated financial statements represents the allowance available to absorb loan losses. An analysis of changes in the allowance at December 31, 1997 is presented in the following tabulation:


BALANCE, beginning of period                                    $    ----
 Provision charged to operations                                   96,060
                                                                ---------
BALANCE, end of period                                          $  96,060
                                                                =========
NOTE E. FURNITURE AND EQUIPMENT

Furniture and equipment at December 31, 1997 are stated at cost less accumulated depreciation and amortization are summarized as follows:

Furniture and equipment                                         $ 132,322
  Less accumulated depreciation and amortization                    8,163
                                                                ---------

           TOTAL FURNITURE AND EQUIPMENT                        $ 124,159
                                                                =========
Depreciation expense amounted to $8,163 in 1997.

NOTE F. DEPOSITS

At December 31, 1997, the scheduled maturities of other Time deposits is as follows:

  1998                                                          $  21,900
                                                                =========

Interest expense on deposits for the period from September
 3, 1997 through December 31, 1997 is $49,373.

NOTE G. INCOME TAXES

The provision for income taxes included in the accompanying consolidated financial statements consists of the following:

DEFERRED INCOME TAXES (BENEFIT):

  Federal                                                       $ (53,000)
  State                                                           (13,400)
                                                                ---------

          TOTAL PROVISION (BENEFIT) FOR INCOME TAXES            $ (66,400)
                                                                =========

At December 31, 1997, the subsidiary Bank had a net operating loss carryforward for income tax purposes of approximately $102,900, of which, if not utilized to reduce taxable income in future periods will expire in 2012. The deferred tax assets relate primarily to net operating loss carryforwards which management anticipates will be utilized in future periods.

NOTE H. FACILITIES LEASE

The Company subleases premises from Bando McGlocklin Capital Corporation under a lease that Bando McGlocklin Capital Corporation has entered into with Bando McGlocklin Real Estate Investment Corporation. Monthly rents are variable based on LIBOR interest rates and the agreement is for a one year renewable term. Lease expense for the period from September 3, 1997 through December 31, 1997 was $24,330.

NOTE I. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the financial statements.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit financial guarantees and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the balance sheet.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as it does for on-balance-sheet instruments.

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31, 1997 is as follows:

Financial instruments whose contract amounts represent credit risk:
  Commitments to extend credit                                     $  2,757,556
  Credit cards                                                           93,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. Credit card commitments are unsecured.

The Company and the subsidiary Bank do not engage in the use of interest rate swaps, futures, forwards or option contracts.

NOTE J. CONCENTRATION OF CREDIT RISK

Practically all of the subsidiary Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the subsidiary Bank's market area. Although the subsidiary Bank has a diversified loan portfolio, the ability of its debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the subsidiary Bank. The concentration of credit by type loan are set forth in Note C.

NOTE K. STOCKHOLDERS' EQUITY

Common stock at December 31, 1997 represents 1,000,000 shares issued at par value of $.01 per share less associated costs.

Proceeds from public stock offering at $7 per share                $  7,000,000
Associated costs                                                        (10,100)
                                                                   ------------
COMMON STOCK (NET)                                                 $  6,989,900
                                                                   ============

In 1997, the Company established a Nonqualified Stock Option Plan which was approved by the directors at the September 1997 board of directors meeting, providing for the granting of options for up to 100,000 shares of common stock to key officers and employees of the Company. Options are granted at the current market value unless the stock is traded on a public market which it is then granted at the average of the high and the low for the year, provided, however, if the principal market is a national exchange, the grant price shall be the last reported sales price. Options may be exercised in accordance with each option agreement prepared at the time of the option, and must be exercised within a ten year period.

Activity of the Nonqualified Stock Option Plan is summarized in the following table:

                                      Options       Options       Option price
                                     available    outstanding       per share
                                     -----------------------------------------
BALANCE, September 3, 1997              ----       ----           $ ----
  Stock options authorized           100,000       ----           $ ----
  Granted                             (7,500)     7,500             7.70
                                     -----------------------------------------
BALANCE, December 31, 1997            92,500      7,500           $ 7.70
                                     =========================================

A reconciliation of the numerators and the denominator of earnings per share and earning per share assuming dilution are:

                                                                   Per share
                                       Income       Shares          amount
                                     -----------------------------------------
1997:
  Earnings per share               $(102,900)       1,000,000     $(0.10)
                                                                  ============
  Effect of options                     ----           29,889
                                   -------------------------------------------
  Earnings per share -
   assuming dilution               $(102,900)       1,029,889     $(0.10)
                                   ===========================================

The Company applies APB Opinion 25 and related interpretation in accounting for its plan. Accordingly, no compensation cost has been recognized for its incentive stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined based upon the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:


Net income - as reported        $  (102,900)
  Pro forma                     $  (730,585)
Loss per share - as reported    $     (0.10)
  Pro forma                     $     (0.73)

The Company has issued 100,000 stock warrants to its chief executive officer, exercisable at $7.70 per share. The warrants expire September 3, 2004.

NOTE L. RETAINED EARNINGS AND RESTRICTION ON DIVIDENDS

The principal source of income and funds of the Company will be dividends from the subsidiary Bank. Under Wisconsin law, the subsidiary Bank will be restricted as to the maximum amount of dividends it may pay on its common stock. A Wisconsin bank may not pay dividends except out of net profits. Unless exempted by the Wisconsin Department of Financial Institutions, Division of Banking, a state bank may not pay any dividend until an amount equal to at least 20% of net profits for the preceding half year or dividend period has been transferred to surplus. Such transfers are required until the surplus fund equals 100% of the bank's capital stock. A bank's ability to pay dividends may also be restricted in the event that losses in excess of undivided profits have been charged against surplus and in certain other circumstances. Federal regulators have authority to prohibit a bank from engaging in any action deemed by them to constitute an unsafe or unsound practice, including the payment of dividends. In addition to the foregoing, Wisconsin business corporations such as the subsidiary Bank are prohibited by Wisconsin law from paying dividends while they are insolvent or if the payment of dividends would render them unable to pay debts as they come due in the usual course of business.

The subsidiary Bank made a statement in its application for a bank charter and federal deposit insurance that it will retain its earnings during the first three years of operation. As such, no dividends will be paid to the shareholders during that period. Federal Reserve Board policy provides that a bank holding bank should not pay dividends unless (i) the dividends can be fully funded out of net income from the bank's net earnings over the prior year and (ii) the prospective rate of earnings retention appears consistent with the Company (and its subsidiary's) capital needs, asset quality and overall financial conditions.

NOTE M. REGULATORY CAPITAL REQUIREMENTS

The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy requires the Company to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the regulatory agencies categorized the Company as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and leverage ratios as set forth in the table. There are no conditions or events since these notifications that management believes have changed the institution's category.

Below is a comparison of the Company's and the subsidiary Bank's 1997 actual with the minimum requirements for well-capitalized and adequately capitalized banks, as defined by the federal regulatory agencies' Prompt Corrective Action Rules.

                                                                                                  To be well
                                                                         For capital          capitalized under
                                                                          adequacy            prompt corrective
                                                     Actual               purposes            action provisions
                                             -------------------------------------------------------------------
                                                Amount     Ratio       Amount    Ratio         Amount      Ratio
                                             -------------------------------------------------------------------
As of December 31, 1997:
  Total capital (to risk-weighted assets):
     InvestorsBancorp, Inc.                  $  6,817,161  64.9%    $  840,334    8.0%    $  1,050,417      10.0%
     InvestorsBank                           $  6,817,161  64.9%    $  840,334    8.0%    $  1,050,417      10.0%
  Tier I capital (to risk-weighted assets):
     InvestorsBancorp, Inc.                  $  6,721,101  64.0%    $  420,167    4.0%    $    630,250       6.0%
     InvestorsBank                           $  6,721,101  64.0%    $  420,167    4.0%    $    630,250       6.0%
  Tier I capital (to average assets):
     InvestorsBancorp, Inc.                  $  6,721,101  55.8%    $  481,606    4.0%    $    602,008       5.0%
     InvestorsBank                           $  6,721,101  55.8%    $  481,606    4.0%    $    602,008       5.0%

NOTE N. PENSION PLAN

The Company had a non-contributory defined contribution pension plan covering substantially all of its employees. The Company also has a contributory 401(k) profit-sharing plan covering substantially all of its employees. The total pension expense and profit-sharing expense at December 31, 1997 amounted to $35,310. The defined contribution pension plan was dissolved in 1998.

NOTE O. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31, 1997 are as follows:


                                  Carrying        Estimated
                                   amount         fair value
                               -----------------------------
FINANCIAL ASSETS:
    Cash and cash equivalents  $  5,792,803    $   5,792,803
                               =============================
    Net loans                  $  9,510,494    $   9,548,783
                               =============================
    Accrued interest receivable$     59,134    $      59,134
                               =============================

FINANCIAL LIABILITIES:
    Deposits                   $  8,861,640    $   8,861,640
                               =============================
    Accrued interest payable   $     14,290    $      14,290
                               =============================

The estimated fair value of fee income on letters of credit at December 31, 1997 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 1997.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to repay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

NOTE P. DEVELOPMENT STAGE BANK

During a portion of 1997, the subsidiary Bank was a development stage bank as it had not yet commenced its planned principal operations of banking. The subsidiary Bank commenced operations on September 8, 1997 and at that time the subsidiary Bank ceased to be a development stage bank. Pre-opening expenses were paid by Bando McGlocklin Capital Corporation prior to the spin-off of InvestorsBank to Bando McGlocklin Capital Corporation's shareholders.

NOTE Q. INVESTORSBANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION


CONDENSED BALANCE SHEET
----------------------------------------------------------------------
ASSETS - investment in subsidiary                       $    6,887,000
                                                        ==============

LIABILITIES                                             $         ----
                                                        ==============
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 1,000,000 shares
  authorized; -0- shares issued and outstanding                   ----
 Common stock, $.01 par value; 9,000,000 shares
  authorized; $1,000,000 shares issued and outstanding          10,000
 Surplus                                                     6,979,900
 Retained deficit                                             (102,900)
                                                        --------------
     TOTAL STOCKHOLDERS' EQUITY                              6,887,000
                                                        --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    6,887,000
                                                        ==============


CONDENSED STATEMENT OF INCOME
----------------------------------------------------------------------

  EQUITY IN UNDISTRIBUTED (LOSS) AT SUBSIDIARY          $     (102,900)
                                                        --------------

          NET LOSS                                      $     (102,900)
                                                        ==============


CONDENSED STATEMENT OF CASH FLOWS
----------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $     (102,900)
  Adjustment to reconcile net loss to net
   cash used in operating activities - equity
    in undistributed loss of subsidiary                        102,900
                                                        --------------
       NET CASH USED IN OPERATING ACTIVITIES
                                                        --------------

CASH FLOWS FROM INVESTING ACTIVITIES -
  investment in subsidiary                                  (6,989,900)
                                                        --------------

CASH FLOWS FROM FINANCING ACTIVITIES - proceeds
  from issuance of common stock, net                         6,989,900
                                                        --------------

CASH AND CASH EQUIVALENTS at end of period              $         ----
                                                        ==============

ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 22, 1997, the Company replaced Price Waterhouse LLP, who were the Company's independent auditors prior to that date, with Conley, McDonald LLP as its independent auditors for the fiscal year ending December 31, 1997. The report of Price Waterhouse LLP on the Company's balance sheet as of July 7, 1997 did not contain an adverse opinion or a disclaimer of opinion, and the report was not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audit of the Company's financial statements from June 12, 1996 (date of inception) through December 22, 1997, there were no unresolved issues, scope restrictions, unanswered questions or disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused Price Waterhouse LLP to make reference to the matter in their report, and Price Waterhouse LLP did not advise the Company that any of the events described in
Item 304 (a)(1)(iv)(B) of Regulation S-B had occurred. During the Company's fiscal years ended December 31, 1997, the Company (or anyone on the Company's behalf) did not consult Conley, McDonald LLP regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; and as such no written report was provided to the Company and no oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of disagreement or a reportable event.


                                   PART III

ITEM 9.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     DIRECTORS. The information on pages 2-3 of the 1998 Proxy Statement under the caption "Election of Directors" is incorporated by reference.

     EXECUTIVE OFFICERS. The Company's executive officers who are not also directors are as follows:

     SUSAN J. HAUKE, 32, has been the Company's Controller, Vice President - Finance and Assistant Secretary since 1997. In 1997 Ms. Hauke was also appointed Secretary and Treasurer of the Bank and Vice President - Finance, Secretary and Treasurer of BMCC. From 1991 until 1997, Ms. Hauke served as Controller for BMCC, and was a senior accountant at Price Waterhouse LLP before joining BMCC.

     SCOTT J. RUSSELL, 38, has been a Senior Vice President of the Company since February, 1998, and a Senior Vice President and Lending Officer of the Bank since 1997. In 1997 Mr. Russell was also appointed Senior Vice President of BMCC. From 1994 until 1997, Mr. Russell served as a Vice President of BMCC, and was a corporate banker with the Bank of Tokyo, Chicago, Illinois, prior to joining BMCC.

     There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.

     COMPLIANCE WITH SECTION 16(A). Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who own more than 10% of the Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon the Company's review of such forms and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for the 1997 fiscal year, the Company is not aware that any of its directors and executive officers or 10% shareholders failed to comply with the filing requirements of Section 16(a) during the period commencing January 1, 1997 through December 31, 1997.

ITEM 10.  EXECUTIVE COMPENSATION

     The information on page 4 of the 1998 Proxy Statement under the Subcaption "Compensation of Directors" and the information on page 5 of the 1998 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.


ITEM. 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

     The information on page 4 of the 1998 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners" in incorporated by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

     The information on page 6 of the 1998 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.


                                   PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


          (a)(1)  INDEX TO FINANCIAL STATEMENTS

          See page 14.

          (a)(2)  FINANCIAL STATEMENT SCHEDULES

          [None required]

          (a)(3) SCHEDULE OF EXHIBITS

          The Exhibit Index which immediately follows the signature pages to this Form 10-KSB is incorporated by reference.

          (b)    REPORTS ON FORM 8-K

     The Company filed a Form 8-K, dated December 22, 1997, to report under
Item 4 of Form 8-K that the Company had dismissed Price Waterhouse LLP and retained Conley, McDonald LLP as its independent auditors for the fiscal year ended December 31, 1997.

          (c)    EXHIBITS

          The Exhibit Index to this Form 10-KSB is incorporated by reference.

          The exhibits required to be filed with this Form 10-KSB are included with this Form 10-KSB and are located immediately following the Exhibit Index to this Form 10-KSB.

          (d)    FINANCIAL DATA SCHEDULE

          Exhibit 27.1

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March ____, 1998.


                                    INVESTORSBANCORP, INC.


                                    By:/s/ George R. Schonath
                                       --------------------------------------
                                       George R. Schonath
                                       Chief Executive Officer

                                    By:/s/ Susan J. Hauke
                                       --------------------------------------
                                       Susan J. Hauke, Vice President Finance
                                       and Chief Accounting Officer




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on March ____, 1998.



               Signature                     Title


/s/ Salvatore L. Bando
----------------------------------           Director
Salvatore L. Bando

/s/ Terry L. Mather
----------------------------------           Director
Terry L. Mather

/s/ Jon McGlocklin
----------------------------------           Director
Jon McGlocklin

/s/ George R. Schonath
----------------------------------           Director
George R. Schonath

/s/ Donald E. Sydow
----------------------------------           Director
Donald E. Sydow

                              INDEX TO EXHIBITS


                                      INCORPORATED HEREIN
EXHIBIT NO.  DESCRIPTION OF EXHIBITS  BY REFERENCE TO       FILED HEREWITH  SEQUENTIAL PAGE NUMBER

      3.1    Restated Articles of     Exhibit 2(a) to the
             Incorporation, as        Form 10-SB filed
             amended, of              with the Commission
             InvestorsBancorp, Inc.   on July 24, 1997
                                      (SEC File No.
                                      000-29400

      3.2    Bylaws of                Exhibit  2(b) to
             InvestorsBancorp, Inc.   the Form 10-SB
                                      filed with the
                                      Commission on July
                                      24, 1997 (SEC File
                                      No. 000-29400)

      4.1    Specimen Common Stock    Exhibit 4.1 to the
             Certificate of           Form 10-SB filed
             InvestorsBancorp, Inc.   with the Commission
                                      on July 24, 1997
                                      (SEC File No.
                                      000-29400)

     10.1    InvestorsBancorp, Inc.   Exhibit  6(c) to
             1997 Equity Incentive    the Form 10-SB
             Plan                     filed with the
                                      Commission on July
                                      24, 1997 (SEC File
                                      No. 000-29400)

     10.2    Management Services      Exhibit 6(a) to the
             and Allocation of        Form 10-SB filed
             Expenses Agreement       with the Commission
                                      on July 24, 1997
                                      (SEC File No.
                                      000-29400)

     10.3    Tax Allocation and       Exhibit 6(b) to the
             Services Agreement       Form 10-SB filed
                                      with the Commission
                                      on July 24, 1997
                                      (SEC File No.
                                      000-29400)

     23.1    Subsidiaries of                                      X
             InvestorsBancorp, Inc.

     27.1    Financial Data Schedule                              X