Form 10QSB
period 1998-03-31
INVESTORSBANCORP INC
filed 1998-05-13
CIK 1039454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998
                                                             --------------

                                       or

[ ]      Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from      to
                                                             ----    ----

                         Commission file number: 0-29400

                             INVESTORSBANCORP, INC.
             (Exact name of registrant as specified in its charter)

                 Wisconsin                              39-1854234
                 ---------                              ----------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation)

         W239 N1700 Busse Road
              P.O. Box 190                              53072-0190
          Pewaukee, Wisconsin                           ----------
          -------------------                           (Zip Code)
 (Address of principal executive offices)

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

                                  Yes  X    No
                                      ---      ---

As of May 8, 1998, the Issuer had 1,000,000 shares of $0.01 par value Common Stock issued and outstanding.

                             INVESTORSBANCORP, INC.

                                FORM 10-QSB INDEX




PART  1. FINANCIAL INFORMATION

Item 1.  Financial Statements

             Consolidated Balance Sheet as of March 31, 1998
             (Unaudited) and December 31, 1997 .....................3

             Consolidated Statement of Income - For the
             Quarter Ended March 31, 1998 (Unaudited) ..............4

             Consolidated Statement of Cash Flows - For the
             Quarter Ended March 31, 1998 (Unaudited) ..............5

             Notes to the Consolidated Financial Statements
             (Unaudited)............................................6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................7-13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.........................................14

Item 2.  Changes in Securities.....................................14

Item 3.  Defaults Upon Senior Securities...........................14

Item 4.  Submission of Matters to a Vote of Security Holders.......14

Item 5.  Other Information.........................................14

Item 6.  Exhibits and Reports on Form 8-K..........................14

                  Signatures.......................................15

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                         MARCH 31, 1998       DECEMBER 31, 1997
             ASSETS
             Cash and due from banks                                                      $     687,720          $  1,248,803
             Federal funds sold                                                               6,742,000             4,544,000
                                                                                          -------------          ------------
                     CASH AND CASH EQUIVALENTS                                                7,429,720             5,792,803
             Trading securities                                                               2,275,000                     -
             Loans, less allowance for loan losses of $184,755 and   $96,060,                18,290,806             9,510,494
             respectively
             Fixed assets, net                                                                  121,884               124,159
             Accrued interest and other assets                                                  771,085               612,315
                                                                                          -------------          ------------
                      TOTAL ASSETS                                                        $  28,888,495          $ 16,039,771
                                                                                          =============          ============

             LIABILITIES AND SHAREHOLDERS' EQUITY

             LIABILITIES
             Deposits:
                  Non-interest bearing                                                    $   1,265,066          $  2,087,484
                  Interest bearing                                                           20,364,596             6,774,156
                                                                                          -------------          ------------
                     TOTAL DEPOSITS                                                          21,629,662             8,861,640
             Accrued interest payable and other liabilities                                     403,976               291,131
                                                                                          -------------          ------------
                     TOTAL LIABILITIES                                                       22,033,638             9,152,771
                                                                                          -------------          ------------

             SHAREHOLDERS' EQUITY
             Preferred stock, $0.01 par value; shares authorized 1,000,000;                           -                     -
             no shares issued and outstanding
             Common stock, $0.01 par value; shares authorized                                    10,000                10,000
             9,000,000; shares issued and outstanding 1,000,000
             Additional paid in capital                                                       6,979,900             6,979,900
             Retained deficit                                                                  (135,043)             (102,900)
                                                                                          -------------          ------------
                     TOTAL SHAREHOLDERS' EQUITY                                               6,854,857             6,887,000
                                                                                          -------------          ------------

                     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  28,888,495          $ 16,039,771
                                                                                          =============          ============

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

          INTEREST INCOME:
              Interest and fees on loans                                          $     408,186
              Interest on trading securities                                             19,066
              Interest on federal funds sold                                             79,931
                                                                                  -------------
                 TOTAL INTEREST INCOME                                                  507,183
                                                                                  -------------

          INTEREST EXPENSE - interest on deposits                                       197,782
                                                                                  -------------

                NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                    309,401

             PROVISION FOR LOAN LOSSES                                                   88,695
                                                                                  -------------

                NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     220,706
                                                                                  -------------

          OTHER OPERATING INCOME:
              Service charges                                                             2,287
              Management service fee                                                    190,452
              Other income                                                                1,921
                                                                                  -------------
                 TOTAL OTHER OPERATING INCOME                                           194,660
                                                                                  -------------

          OTHER OPERATING EXPENSES:
              Salaries and employee benefits                                            348,364
              Occupancy expenses                                                         22,216
              Equipment expenses                                                         15,577
              Other expenses                                                            110,652
                                                                                  -------------
                 TOTAL OTHER OPERATING EXPENSES                                         496,809
                                                                                  -------------

                 LOSS BEFORE INCOME TAXES                                               (81,443)

          INCOME TAX BENEFIT                                                             49,300
                                                                                  -------------

          NET LOSS                                                                $     (32,143)
                                                                                  =============

          Basic loss per share                                                    $       (0.03)
          Diluted loss per share                                                  $       (0.03)

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         FOR PERIOD ENDED MARCH 31, 1998
                                   (UNAUDITED)

         CASH FLOWS FROM OPERATING ACTIVITIES:
                      Net loss                                                                       $     (32,143)
                              Adjustments to reconcile net income (loss) to
                              net cash used in operating activities:
                                     Depreciation                                                            6,320
                                     Provision for loan loss                                                88,695
                                     Amortization of organizational costs                                   12,183
                                     Provision (benefit) for deferred taxes                                (49,300)
                              (Increase) decrease in assets:
                                     Interest receivable                                                   (32,833)
                                     Other assets                                                          (88,820)
                              Increase (decrease) in liabilities:
                                     Accrued interest                                                       63,373
                                     Other liabilities                                                      49,472
                                                                                                     -------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          16,947
                                                                                                     -------------

         CASH FLOWS FROM INVESTING ACTIVITIES:
                       Proceeds from sales of available for sale securities                              3,775,000
                       Purchase of available for sale securities                                        (6,050,000)
                       Purchases of furniture and equipment                                                 (4,045)
                       Net increase in loans                                                            (8,869,007)
                                                                                                     -------------
         NET CASH USED IN INVESTING ACTIVITIES                                                         (11,148,052)
                                                                                                     -------------

         CASH FLOWS FROM FINANCING ACTIVITIES:
                       Net increase in deposits                                                         12,768,022
                                                                                                     -------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      12,768,022
                                                                                                     -------------

         Net increase in cash and cash equivalents                                                       1,636,917
         Cash and cash equivalents, beginning of period                                                  5,792,803
                                                                                                     -------------
         CASH AND DUE FROM BANKS, END OF PERIOD                                                      $   7,429,720
                                                                                                     =============

         Supplemental disclosure of cash flow information:
                       Cash paid during the period for:
                              Interest                                                               $     134,408
                              Income taxes                                                           $          50


                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


NOTE 1:  Organization

InvestorsBancorp, Inc. (the "Company") was incorporated under Wisconsin law on June 12, 1996, to be the holding company of InvestorsBank, a Wisconsin state bank located in Pewaukee, Wisconsin (the "Bank"). The Bank commenced business on September 8, 1997.

NOTE 2:  Accounting Policies

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1998 have been made. Such adjustments consisted only of normal recurring items. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

Principles of Consolidation - The consolidated financial statements as of and for the period presented include the accounts of the Company and the Bank, its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

NOTE 3:  Comparative Data

The Company commenced banking operations on September 8, 1997; therefore, comparative statements of income and cash flows for the prior periods are not available.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides additional analysis of the financial statements and should be read in conjunction with this information. This discussion focuses on significant factors which affected the Company's earnings during the quarter ended March 31, 1998. As of March 31, 1998, the Bank was the only subsidiary of the Company and its operations contributed all of the revenue and expenses for the quarter.

RESULTS OF OPERATIONS

During the quarter ended March 31, 1998, the Company reported a net loss of $32,143, or $0.03 per share (basic) due to the Company's early stage of development.

NET INTEREST INCOME

Total interest income for the quarter was $507,183, which consisted of $408,186 of interest on loans and fees on loans, $79,931 of interest on federal funds sold and $19,066 of interest on trading securities. Management anticipates that interest income will continue to grow along with the loan portfolio and other assets of the Company.

Interest expense on deposits for the quarter was $197,782, which will also increase as deposits grow. Net interest income amounted to $309,401 for the quarter ended March 31, 1998.

PROVISION FOR LOAN LOSSES

At March 31, 1998, the allowance for loan losses was $184,755; of which, $88,695 was charged against earnings in the quarter ended March 31, 1998. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

There were no loan charge-offs or recoveries or any impaired loans for the quarter ended March 31, 1998.

NON-INTEREST INCOME AND EXPENSES

Other operating income for the quarter ended March 31, 1998 was $194,660. The Bank services loans for Bando McGlocklin Capital Corporation ("BMCC"), which has loans under management of $139,212,402 at March 31, 1998. Revenue relating to services for BMCC was $190,452 for the quarter ended March 31, 1998. The Company was spun-off from BMCC in September 1997 and continues to have common management and substantially common shareholders.

Other operating expenses for the quarter ended March 31, 1998 were $496,809, and consisted primarily of salaries and employee benefits and other operating expenses, such as occupancy expenses, data processing, advertising, investor communications, professional fees and directors fees. These operating expenses include salaries that are reimbursed through the management services fee noted above.

Amounts provided for income tax benefit are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to operating loss carryforwards that will be used to offset future net operating income.

For the quarter ended March 31, 1998 the Company recognized a $49,300 tax benefit and has a deferred tax asset of $115,750 recorded as of March 31, 1998. Management believes it is likely that the deferred tax asset will be realized. The effective rate for the benefit for income taxes for the quarter ended March 31, 1998 was 60.67% which was primarily due to the effect of state income tax benefit and tax exempt interest income.

FINANCIAL CONDITION

ASSETS

Total assets of the Company were $28,888,495 at March 31, 1998 and $16,039,771 at December 31, 1997, an 80% increase. Cash and due from banks was $687,720 and federal funds sold with daily liquidity was $6,742,000 at March 31, 1998. At December 31, 1997 the Company had cash and federal funds sold of $5,792,803. During the quarter ended March 31, 1998 the Company began investing in variable rate taxable 7-day put bonds backed with letters of credit from A1 rated commercial banks. The Company had trading securities of $2,275,000 with daily liquidity at March 31, 1998. The Company considers them liquid as they can be put back at any time to the marketplace at par. Because the investment is variable rate, the marked-to-market value equals par.

Loans at March 31, 1998 were $18,475,561, which included commercial and residential loans. Loans increased $8,869,007 or 92% from December 31, 1997. The allowance for loan losses was $184,755 or 1% of gross loans at March 31, 1998. In addition to loans outstanding, the Company had unfunded loan commitments of $5,711,630 as of March 31, 1998. Loan demand continued to be strong for both commercial and residential loans. The Company's home equity line has been designed to be very competitive with those of other banks in the area.

Other assets at March 31, 1998 were $771,085 and at December 31, 1997 they were $612,315. As of March 31, 1998 other assets consisted of organizational and start up costs of $220,330, which are being amortized over a sixty-month period. It also included an excess servicing asset of $204,667 relating to loans sold to a third party, a receivable for $77,151 to a related company, a deferred tax asset of $115,750, interest receivable of $91,967 and other assets of $61,220.

LIABILITIES

Deposits at March 31, 1998 were $21,629,662 compared to $8,861,640 at December 31, 1997, a 144% increase. The March 31, 1998 deposits consisted of $1,265,066 in non-interest bearing accounts and $20,364,596 in interest bearing accounts.

Other liabilities at March 31, 1998 were $403,976 and $291,131 at December 31, 1997. As of March 31, 1998 other liabilities consisted of a retained loan discount on loans sold to third parties of $210,169. In addition, it included participation principal and interest payments of $31,962, accrued expenses payable of $64,357, accrued interest payable of $77,663 and other liabilities of $19,825.

As of February 1, 1998, the Bank established a $3,000,000 revolving note with one of its correspondent banks. At March 31, 1998, there was no outstanding balance on the note.

CAPITAL RESOURCES

During 1997, the Company issued 1,000,000 shares of common stock at $7.00 per share. The Company incurred $10,100 in stock issuance costs that were netted against additional paid in capital.

The Federal Reserve Board (the "FRB") has established risk-based capital guidelines that must be observed by bank holding companies and banks. Under these guidelines, total qualifying capital is categorized into two components - Tier I and Tier II capital. Tier I capital generally consists of common shareholders' equity, perpetual preferred stock (subject to limitations) and minority interest in subsidiaries. Subject to limitations, Tier II capital includes certain other preferred stock and debentures, and a portion of the reserve for loan losses. These ratios are expressed as a percentage of risk-adjusted assets, which include various risk-weighted percentages of off-balance sheet exposures, as well as assets on the balance sheet.

The Bank has committed to the FDIC that it will maintain a Tier I capital to total assets ratio of not less than 8% for the first three years of operations starting September 8, 1997.

Capital ratios applicable to the Bank and the Company at March 31, 1998 and December 31, 1997 are as follows:

                                            TOTAL RISK-        TIER I RISK-
                                               BASED             BASED          LEVERAGE
                                              CAPITAL            CAPITAL         RATIO
                                              -------            -------         -----
Regulatory Capital Requirements:
     Minimum                                   8.00%             4.00%            4.00%
     Well-capitalized                         10.00%             6.00%            5.00%

At March 31, 1998:
Bank                                           29.6%             28.8%            28.9%
Company                                        29.6%             28.8%            28.9%

At December 31, 1997:
Bank                                           64.9%             64.0%            55.8%
Company                                        64.9%             64.0%            55.8%

The Company expects that its capital ratios will decline in the future as assets grow; however, management intends to maintain its ratios at levels at or above those established by regulatory agencies for well-capitalized institutions.

The applications for a bank charter and federal deposit insurance stated that the Bank would retain its earnings during the first three years of operations. As such, the Company will pay no dividends to the shareholders during that period. The Company expects that all Company and Bank earnings, if any, will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future.

LIQUIDITY

The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific types of categories of short-term loans and investments with specific types of deposits and borrowings. Financial institution liquidity is thus normally considered in terms of the nature and mix of the institution's sources and uses of funds. As of March 31, 1998, the Company had $9,704,720 available to meet future demand. Management believes that current liquidity levels are sufficient.

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

YEAR 2000

The federal banking regulators have issued several statements providing guidance to financial institutions on the steps the regulators expect financial institutions to take to become Year 2000 compliant. Each of the federal banking regulators is also examining the financial institutions under its jurisdiction to assess each institution's compliance with the outstanding guidance. If an institution's progress in addressing the Year 2000 problem is deemed by its primary federal regulator to be less than satisfactory, the institution will be required to enter into a memorandum of understanding with the regulator which will, among other things, require the institution to promptly develop and submit an acceptable plan for becoming Year 2000 compliant and to provide periodic reports describing the institution's progress in implementing the plan. Failure to satisfactorily address the Year 2000 problem may also expose a financial institution to other forms of enforcement action that its primary federal regulator deems appropriate to address the deficiencies in the institution's Year 2000 remediation program.

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processing provider and purchased software which is run on in-house computer networks. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Company's data processing provider and those vendors who have been contacted indicate that their hardware and/or software will be Year 2000 compliant by the end of 1998. This will allow time for compliance testing. Additionally, alarms, heating and cooling systems and other computer-controlled mechanical devices on which the Company relies have been evaluated. Those found not to be in compliance will be modified or replaced with a compliant product. While there will be some expenses incurred during the next two years, the Company has not identified any situations at this time that will require material cost expenditures to become fully compliant. An unknown element at this time is the impact of the Year 2000 on the Company's borrowing customers and their ability to repay. The Company has initiated a program to communicate with key bank customers to ensure they are properly prepared for the year 2000 and will not suffer serious adverse consequences. Nevertheless, if not properly addressed, Year 2000 related computer issues could result in interruptions to the operations of the Bank and have a material adverse effect on the Company's results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which establishes standards for reporting of comprehensive income and its components. This statement is effective for the Company for the year ending December 31, 1998. This statement requires that entities classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of a statement of financial condition. Comprehensive income is comprised of net income and "other comprehensive income." Other comprehensive income includes charges or credits to equity that are not the result of transactions with the entities' shareholders. Currently, no items of other comprehensive income result from activities of the Company. The Company believes that in the future it will have items of other comprehensive income as it begins to invest a portion of its funds in debt securities classified as available for sale and the unrealized net gains and losses are classified in stockholders' equity.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131") which establishes standards for the way the Company reports information about its operating segments in its annual report to shareholders and certain selected information about its operating segments in interim reports to shareholders. The Company believes it operates as a single reportable segment under the criteria established by SFAS No. 131; accordingly, this new statement is not expected to affect the way the Company currently reports its financial information. In addition, SFAS No. 131 also requires certain additional disclosures on an enterprise-wide basis primarily related to geographic information and revenue from major customers. The Company does not believe that these enterprise-wide disclosures will be applicable. This statement is effective for fiscal years beginning after December 15, 1997.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions guidelines, including the condition of the local real estate market, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, a the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.


          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                              AVERAGE BALANCE SHEET

                                                                FOR QUARTER
                                                                   ENDED
                                                               March 31, 1998
                                                               --------------
Cash and due from banks                                           $   844,004
Federal Funds sold                                                  6,092,178
Trading Securities                                                  1,370,833
Loans:
         Commercial                                                 4,161,989
         Real Estate Mortgages                                      5,410,123
         Industrial Revenue Bonds                                   4,431,681
         Installment and consumer                                      68,404
         Less allowance for loan losses                              (131,722)
                                                                  -----------
                  Net loans                                        13,940,475
Fixed assets                                                          125,234
Other assets                                                          658,721
                                                                  -----------
         Total assets                                             $23,031,445
                                                                  ===========

Demand deposits                                                   $ 1,381,051
Interest bearing deposits
         Checking                                                     496,066
         Money market                                              10,943,534
         Time deposits                                              3,052,583
                                                                  -----------
                  Total Deposits                                   15,873,234
Other liabilities                                                     339,491
                                                                  -----------
         Total liabilities                                         16,212,725
Equity capital                                                      6,818,720
                                                                  -----------
         Total liabilities and capital                            $23,031,445
                                                                  ===========


                           PART II. OTHER INFORMATION


Item 1.          LEGAL PROCEEDINGS

                 There are no material pending legal proceedings to which the Company or its subsidiary is a party.

Item 2.          CHANGES IN SECURITIES

                 None.

Item 3.          DEFAULTS UPON SENIOR SECURITIES

                 None.

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None.

Item 5.          OTHER INFORMATION

                 None.

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      List of Exhibits

                             4 Stand-alone revolving note dated February 1, 1998 with Firstar Bank Milwaukee, N.A. and InvestorsBank.

                            11 Statement Regarding Computation of Per Share Earnings

                            27     Financial Data Schedule (EDGAR version only)


                 (b)      Reports on Form 8-K

                          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                        INVESTORSBANCORP, INC.
                                        (Registrant)





                                        /s/
                                        ----------------------------------
Date:  May 8, 1998                      George R. Schonath
                                        President




                                        /s/
                                        ----------------------------------
                                        Susan J. Hauke
                                        Chief Accounting Officer