Form 10QSB
period 1998-06-30
INVESTORSBANCORP INC
filed 1998-08-11
CIK 1039454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998
                                                         -------------

                                       or

[ ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from      to
                                                         ----    ----

                         Commission file number: 0-29400


                             INVESTORSBANCORP, INC.
             (Exact name of registrant as specified in its charter)


          Wisconsin                                      39-1854234
----------------------------                ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation)

        W239 N1700 Busse Road
             P.O. Box 190
         Pewaukee, Wisconsin                                53072-0190
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code: (414) 523-1000
                                                           --------------


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


As of August 14, 1998, the Issuer had 1,000,000 shares of $0.01 par value Common Stock issued and outstanding.

                             INVESTORSBANCORP, INC.

                                FORM 10-QSB INDEX


PART 1.   FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated Balance Sheet as of June 30, 1998 (Unaudited) and
          December 31, 1997 ..................................................3

          Consolidated Statement of Income - For the Three and Six
          Months Ended June 30, 1998 (Unaudited) .............................4

          Consolidated Statement of Cash Flows - For the Six Months
          Ended June 30, 1998 (Unaudited) ....................................5

          Notes to the Consolidated Financial Statements (Unaudited)..........6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................7-14


PART II. OTHER INFORMATION

Item 1. Legal Proceedings....................................................15

Item 2. Changes in Securities................................................15

Item 3. Defaults Upon Senior Securities......................................15

Item 4. Submission of Matters to a Vote of Security Holders..................15

Item 5. Other Information....................................................15

Item 6. Exhibits and Reports on Form 8-K ....................................15

          Signatures.........................................................16

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                            JUNE 30, 1998       DECEMBER 31, 1997
                                                            -------------       -----------------
ASSETS
Cash and due from banks                                      $ 1,221,157           $ 1,248,803
Federal funds sold                                             4,884,000             4,544,000
                                                             -----------           -----------
        CASH AND CASH EQUIVALENTS                              6,105,157             5,792,803

Trading securities                                             7,760,000                 -
Loans, less allowance for loan losses of $232,071 and
  $96,060, respectively                                       27,889,678             9,510,494
Fixed assets, net                                                115,556               124,159
Accrued interest and other assets                                790,497               612,315
                                                             -----------           -----------
       TOTAL ASSETS                                          $42,660,888           $16,039,771
                                                             ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
     Non-interest bearing                                    $ 2,465,459           $ 2,087,484
     Interest bearing                                         32,726,280             6,774,156
                                                             -----------           -----------
        TOTAL DEPOSITS                                        35,191,739             8,861,640
Accrued interest payable and other liabilities                   545,269               291,131
                                                             -----------           -----------
        TOTAL LIABILITIES                                     35,737,008             9,152,771
                                                             -----------           -----------

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; shares authorized
  1,000,000; no shares issued and outstanding                      -                     -
Common stock, $0.01 par value; shares authorized
  9,000,000; shares issued and outstanding 1,000,000              10,000                10,000
Additional paid in capital                                     6,979,900             6,979,900
Retained deficit                                                 (66,020)             (102,900)
                                                             -----------           -----------
        TOTAL SHAREHOLDERS' EQUITY                             6,923,880             6,887,000
                                                             -----------           -----------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $42,660,888           $16,039,771
                                                             ===========           ===========

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

                                                                  3 MONTHS ENDED     6 MONTHS ENDED
                                                                  JUNE 30, 1998      JUNE 30, 1998
                                                                  -------------      -------------
INTEREST INCOME:
    Interest and fees on loans                                     $   564,037        $   886,544
    Interest on trading securities                                      67,946             87,012
    Interest on federal funds sold                                      99,464            179,395
                                                                   -----------        -----------

        TOTAL INTEREST INCOME                                          731,447          1,152,951
                                                                   -----------        -----------

INTEREST EXPENSE - INTEREST ON DEPOSITS                                398,358            596,140
                                                                   -----------        -----------
     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES              333,089            556,811

PROVISION FOR LOAN LOSSES                                               47,316            136,011
                                                                   -----------        -----------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                285,773            420,800
                                                                   -----------        -----------

OTHER OPERATING INCOME:
    Service charges                                                      3,897              6,271
    Service release premiums                                           114,989            200,668
    Management service fee                                             187,489            377,941
    Other income                                                          -                 1,834
                                                                   -----------        -----------
        TOTAL OTHER OPERATING INCOME                                   306,375            586,714
                                                                   -----------        -----------

OTHER OPERATING EXPENSES:
    Salaries and employee benefits                                     342,046            690,410
    Occupancy expenses                                                  20,421             42,638
    Equipment expenses                                                  15,121             30,698
    Other expenses                                                     121,278            231,929
                                                                   -----------        -----------
        TOTAL OTHER OPERATING EXPENSES                                 498,866            995,675
                                                                   -----------        -----------

        INCOME BEFORE INCOME TAXES                                      93,282             11,839
INCOME TAX EXPENSE (BENEFIT)                                            24,259            (25,041)
                                                                   -----------        -----------

Net income                                                         $    69,023        $    36,880
                                                                   ===========        ===========


Basic income per share                                             $      0.07        $      0.04
Diluted income per share                                           $      0.07        $      0.04

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                           $     36,880
            Adjustments to reconcile net income (loss) to
            net cash used in operating activities:
                  Depreciation                                                   12,648
                  Provision for loan loss                                       136,011
                  Amortization of organizational costs                           24,366
                  Provision (benefit) for deferred taxes                        (25,041)
      Net increase in trading account securities                             (7,760,000)
      (Increase) decrease in assets:
                  Interest receivable                                          (128,316)
                  Other assets                                                  (49,191)
      Increase (decrease) in liabilities:
                  Accrued interest                                              208,456
                  Other liabilities                                              45,682
                                                                           ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    (7,498,505)
                                                                           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of Furniture and Equipment                                        (4,045)
      Net increase in loans                                                 (18,515,195)
                                                                           ------------
NET CASH USED IN INVESTING ACTIVITIES                                       (18,519,240)
                                                                           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposits                                               26,330,099
                                                                           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    26,330,099
                                                                           ------------
Net increase in cash and cash equivalents                                       312,354
Cash and cash equivalents, beginning of period                                5,792,803
                                                                           ------------
CASH AND DUE FROM BANKS, END OF PERIOD                                     $  6,105,157
                                                                           ============

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
            Interest                                                       $    387,684

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


NOTE 1:  Organization

InvestorsBancorp, Inc. (the "Company") was incorporated under Wisconsin law on June 12, 1996, to be the holding company of InvestorsBank, a Wisconsin state bank located in Pewaukee, Wisconsin (the "Bank"). The Bank commenced business on September 8, 1997.

NOTE 2:  Accounting Policies

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997 and the results of operations and cash flows for the three months and six months ended June 30, 1998 have been made. Such adjustments consisted only of normal recurring items. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides additional analysis of the financial statements and should be read in conjunction with this information. This discussion focuses on significant factors that affected the Company's earnings during the quarter ended June 30, 1998. As of June 30, 1998, the Bank was the only subsidiary of the Company and its operations contributed all of the revenue and expenses for the quarter.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED JUNE 30, 1998

During the quarter ended June 30, 1998, the Company reported a net income of $69,023, or $0.07 per share (basic).

NET INTEREST INCOME

Total interest income for the quarter was $731,447, which consisted of $564,037 of interest on loans and fees on loans, $99,464 of interest on federal funds sold and $67,946 of interest on trading securities. Management anticipates that interest income will continue to grow along with the loan portfolio and other assets of the Company.

Interest expense on deposits for the quarter was $398,358, which will also increase as deposits grow. Net interest income amounted to $333,089 for the quarter ended June 30, 1998.

PROVISION FOR LOAN LOSSES

At June 30, 1998, the allowance for loan losses was $232,071, of which $47,316 was charged against earnings in the quarter ended June 30, 1998. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

There were no loan charge-offs or recoveries or any impaired loans for the quarter ended June 30, 1998.

NON-INTEREST INCOME AND EXPENSES

Other operating income for the quarter ended June 30, 1998 was $306,375. The Bank services loans for Bando McGlocklin Capital Corporation ("BMCC"), which had loans under management of $140,660,896 at June 30, 1998. Revenue relating to services for BMCC was $187,489 for the quarter ended June 30, 1998. The Company was spun-off from BMCC in September 1997 and continues to have common management.

Other operating expenses for the quarter ended June 30, 1998 were $498,866, and consisted primarily of salaries and employee benefits and other operating expenses, such as occupancy expenses, data processing, advertising, investor communications, professional fees and directors' fees. These operating expenses include salaries that are reimbursed through the management services fee noted above.

Amounts provided for income tax expense or benefit are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to tax exempt interest income and operating loss carryforwards that will be used to offset future net operating income.

For the quarter ended June 30, 1998, the Company recorded a $24,259 tax expense and had a deferred tax asset of $91,491 recorded as of June 30, 1998. Management believes it is likely that the deferred tax asset will be realized. The effective rate for the expense for income taxes for the quarter ended June 30, 1998 was 26.0%, which was primarily due to the effect of the state income tax benefit and tax exempt interest income.

FOR THE SIX MONTHS ENDED JUNE 30, 1998

During the six months ended June 30, 1998, the Company reported a net income of $36,880, or $0.04 per share (basic).

NET INTEREST INCOME

Total interest income for the period was $1,152,951, which consisted of $886,544 of interest on loans and fees on loans, $179,395 of interest on federal funds sold and $87,012 of interest on trading securities. Management anticipates that interest income will continue to grow along with the loan portfolio and other assets of the Company.

Interest expense on deposits for the six months ended was $596,140, which will also increase as deposits grow. Net interest income amounted to $556,811 for the six months ended June 30, 1998.

PROVISION FOR LOAN LOSSES

At June 30, 1998, the allowance for loan losses was $232,071,of which $136,011 was charged against earnings in the six months ended June 30, 1998. There were no loan charge-offs or recoveries or any impaired loans for the six months ended June 30, 1998.


NON-INTEREST INCOME AND EXPENSES

Other operating income for the six months ended June 30, 1998 was $586,714. Revenue relating to services for BMCC was $377,941 for the six months ended June 30, 1998. The Company was spun-off from BMCC in September 1997 and continues to have common management.

Other operating expenses for the six months ended June 30, 1998 were $586,714, and consisted primarily of salaries and employee benefits and other operating expenses, such as occupancy expenses, data processing, advertising, investor communications, professional fees and directors fees. These operating expenses include salaries that are reimbursed through the management services fee noted above.

For the six months ended June 30, 1998 the Company recorded a $25,041 tax benefit and had a deferred tax asset of $91,491 recorded as of June 30, 1998. Management believes it is likely that the deferred tax asset will be realized.

FINANCIAL CONDITION

ASSETS

Total assets of the Company were $42,660,888 at June 30, 1998 and $16,039,771 at December 31, 1997, a 166% increase. Cash and due from banks was $1,221,157 and federal funds sold with daily liquidity were $4,884,000 at June 30, 1998. At December 31, 1997, the Company had cash and federal funds sold of $5,792,803. During the quarter ended March 31, 1998 the Company began investing in variable rate taxable 7-day put bonds backed with letters of credit from A1 rated commercial banks. The Company had trading securities of $7,760,000 with daily liquidity at June 30, 1998. The Company considers them liquid as they can be put back at any time to the marketplace at par. Because the investment is variable rate, the marked-to-market value equals par.

Loans at June 30, 1998 were $28,121,749, which included commercial and residential loans. Loans increased $18,515,195 or 193% from December 31, 1997. The allowance for loan losses was $232,071 or 0.8% of gross loans at June 30, 1998 as compared to $96,060 or 1% of gross loans at December 31, 1997. In addition to loans outstanding, the Company had unfunded loan commitments of $10,848,591 as of June 30, 1998. Loan demand continued to be strong for both commercial and residential loans. The Company's home equity line has been designed to be very competitive with those of other banks in the area.

Other assets at June 30, 1998 were $790,497 and at December 31, 1997 were $612,315. As of June 30, 1998, other assets consisted of organizational and start up costs of $208,146, which are being amortized over a sixty-month period. It also included an excess servicing asset of $199,443 relating to loans sold to a third party, a receivable for $7,893 to a related company, a deferred tax asset of $91,491, interest receivable of $187,450 and other assets of $96,074.

LIABILITIES

Deposits at June 30, 1998 were $35,191,739 compared to $8,861,640 at December 31, 1997, a 297% increase. The June 30, 1998 deposits consisted of $2,465,459 in non-interest bearing accounts and $32,726,280 in interest bearing accounts. The Bank pays a very competitive interest rate on its money market accounts, approximately 60% of the total deposits were from money market accounts as of June 30, 1998. During December 1997, the Bank began advertising their money market rate.

Other liabilities at June 30, 1998 were $545,269 and were $291,131 at December 31, 1997. As of June 30, 1998, other liabilities consisted of a retained loan discount on loans sold to third parties of $205,037. In addition, it included participation principal and interest payments of $20,301, accrued expenses payable of $88,064, accrued interest payable of $222,745 and other liabilities of $9,122.

The Bank has a $3,000,000 revolving note with one of its correspondent banks. At June 30, 1998, there was no outstanding balance on the note.

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

Capital ratios applicable to the Bank and the Company at June 30, 1998 and December 31, 1997 are as follows:

                                                TOTAL RISK-      TIER I RISK-
                                                  BASED             BASED           LEVERAGE
                                                 CAPITAL           CAPITAL           RATIO
                                                 -------           -------           -----

Regulatory Capital Requirements:
     Minimum                                      8.00%             4.00%            4.00%
     Well-capitalized                            10.00%             6.00%            5.00%

At June 30, 1998:
Bank                                              19.3%             18.6%            17.6%
Company                                           19.3%             18.6%            17.6%

At December 31, 1997:
Bank                                              64.9%             64.0%            55.8%
Company                                           64.9%             64.0%            55.8%

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

LIQUIDITY

The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific types of categories of short-term loans and investments with specific types of deposits and borrowings. Financial institution liquidity is thus normally considered in terms of the nature and mix of the institution's sources and uses of funds. As of June 30, 1998, the Company had $13,865,157 available to meet future demand. Management believes that current liquidity levels are sufficient.

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

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processing provider and purchased software which is run on in-house computer networks. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Company's data processing provider and those vendors who have been contacted indicate that their hardware and/or software will be Year 2000 compliant by the end of 1998. This will allow time for compliance testing. Some of the providers have completed their testing while others will be testing this fall. Additionally, alarms, heating and cooling systems and other computer-controlled mechanical devices on which the Company relies have been evaluated. Those found not to be in compliance will be modified or replaced with a compliant product. The Company has identified four computers that will need to be replaced and the operating system will be upgraded to become Year 2000 compliant. The costs associated with these upgrades are approximately $5,000.

An unknown element at this time is the impact of the Year 2000 on the Company's borrowing customers and their ability to repay. The Company has initiated a program to communicate with key bank customers to ensure they are properly prepared for the year 2000 and will not suffer serious adverse consequences. The Company has also added new covenants to its loan documents that the borrower be Year 2000 compliant. Nevertheless, if not properly addressed, Year 2000 related computer issues could result in interruptions to the operations of the Bank and have a material adverse effect on the Company's results of operations.

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

          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                              AVERAGE BALANCE SHEET

                                                                 FOR QUARTER
                                                                    ENDED
                                                                June 30, 1998
                                                                -------------
Cash and due from banks                                          $    700,718
Federal Funds sold                                                  7,400,901
Trading Securities                                                  4,781,978
Loans:
         Commercial                                                 7,841,353
         Real Estate Mortgages                                     11,518,914
         Industrial Revenue Bonds                                   4,783,972
         Installment and consumer                                     128,830
         Less allowance for loan losses                              (196,997)
                                                                  -----------
                  Net loans                                        24,076,072
Fixed assets                                                          119,707
Other assets                                                          744,929
                                                                  -----------
         Total assets                                             $37,824,305
                                                                  ===========
Demand deposits                                                   $ 1,783,027
Interest bearing deposits
         Checking                                                     696,659
         Money market                                              19,189,748
         Time deposits                                              8,814,418
                                                                  -----------
                  Total Deposits                                   30,483,852
Other liabilities                                                     465,792
                                                                  -----------
         Total liabilities                                         30,949,644
Equity capital                                                      6,874,661
                                                                  -----------
         Total liabilities and capital                            $37,824,305
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

          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 7, 1998, the annual meeting of stockholders was held. At the meeting, George R. Schonath and Jon McGlocklin were elected to serve as Class I directors with terms expiring in 2001. Continuing as Class II directors (term expires in 1999) are Salvatore L. Bando and Terry
          L. Mather. Continuing as a Class III director (term expires in 2000) is Donald E. Sydow. The stockholders ratified the appointment of Conley, McDonald LLP as the Company's independent public accountants for the year ending December 31, 1998.

          There were 1,000,000 issued and outstanding shares of Common Stock outstanding at the time of the annual meeting. The voting on each item presented at the annual meeting was as follows:

                                                  For                Withheld
                                                  ---                --------
          Election of Directors
              George R. Schonath                876,975                8,858
              Jon McGlocklin                    876,898                8,935


                                            For       Not For    Abstain     Total
                                            ---       -------    -------     -----
          Ratification of Accountants     874,689     5,610       5,534     885,833

Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  List of Exhibits


                    11    Statement Regarding Computation of Per Share Earnings

                    27    Financial Data Schedule (EDGAR version only)


          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                        INVESTORSBANCORP, INC.
                                        (Registrant)




                                        /s/ George R. Schonath
                                        --------------------------------------
Date:  August 14, 1998                  George R. Schonath
                                        President




                                        /s/ Susan J. Hauke
                                        --------------------------------------
Date:  August 14, 1998                  Susan J. Hauke
                                        Chief Accounting Officer