Form 10QSB
period 1998-09-30
INVESTORSBANCORP INC
filed 1998-11-13
CIK 1039454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998
                                                             ------------------

                                       or

[  ]     Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the  transition period from ____ to ____



                         Commission file number: 0-29400




                             INVESTORSBANCORP, INC.
             (Exact name of registrant as specified in its charter)




          Wisconsin                                        39-1854234
          ---------                                        ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation)




       W239 N1700 Busse Road
          P.O. Box 190
       Pewaukee, Wisconsin                                 53072-0190
       -------------------                                 ----------
(Address of principal executive offices)                   (Zip Code)




       Registrant's telephone number, including area code: (414) 523-1000
                                                            -------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




                                  Yes X   No
                                     --     --



As of November 13, 1998, the Issuer had 1,000,000 shares of $0.01 par value Common Stock issued and outstanding.

                             INVESTORSBANCORP, INC.

                                FORM 10-QSB INDEX





PART  1. FINANCIAL INFORMATION

Item 1.  Financial Statements
                  Consolidated Balance Sheet as of September 30, 1998 (Unaudited) and December
                  31, 1997 .......................................................................................3

                  Consolidated Statement of Income - For the Three and Nine Months Ended
                  September 30, 1998 (Unaudited) .................................................................4

                  Consolidated Statement of Cash Flows - For the Nine Months Ended September 30,
                  1998 (Unaudited) ...............................................................................5

                  Notes to the Consolidated Financial Statements (Unaudited)......................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................7-15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................16

Item 2.  Changes in Securities...................................................................................16

Item 3.  Defaults Upon Senior Securities.........................................................................16

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................16

Item 5.  Other Information.......................................................................................16

Item 6.  Exhibits and Reports on Form 8-K........................................................................16

                  Signatures.....................................................................................17

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                        -------------     ------------
                                                                            1998              1997
                                                                            ----              ----
ASSETS
Cash and due from banks                                                   $  1,293,739   $  1,248,803
Federal funds sold                                                           5,935,000      4,544,000
                                                                          ------------   ------------

        CASH AND CASH EQUIVALENTS                                            7,228,739      5,792,803
Available for sale securities                                                8,385,000             --
Loans, less allowance for loan losses of $307,763 and
$96,060, respectively                                                       37,663,294      9,510,494
Fixed assets, net                                                              126,171        124,159
Accrued interest and other assets                                              839,641        612,315
                                                                          ------------   ------------
       TOTAL ASSETS                                                       $ 54,242,845   $ 16,039,771
                                                                          ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
     Non-interest bearing                                                 $  3,035,688   $  2,087,484
     Interest bearing                                                       43,537,524      6,774,156
                                                                          ------------   ------------

        TOTAL DEPOSITS                                                      46,573,212      8,861,640
Accrued interest payable and other liabilities                                 672,342        291,131
                                                                          ------------   ------------
        TOTAL LIABILITIES                                                   47,245,554      9,152,771
                                                                          ------------   ------------

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; shares authorized
  1,000,000; no shares issued and outstanding                                       --             --
Common stock, $0.01 par value; shares authorized
  9,000,000; shares issued and outstanding 1,000,000                            10,000         10,000
Additional paid in capital                                                   6,979,900      6,979,900
Retained earnings (deficit)                                                      7,391       (102,900)
                                                                           ------------   ------------
        TOTAL SHAREHOLDERS' EQUITY                                           6,997,291      6,887,000
                                                                           ------------   ------------


        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 54,242,845   $ 16,039,771
                                                                          ============   ============

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                          3 MONTHS ENDED  9 MONTHS ENDED   PERIOD ENDED
                                                           SEPTEMBER 30,  SEPTEMBER 30,    SEPTEMBER 30,
                                                           -------------  -------------    -------------
                                                               1998          1998             1997
                                                               ----          ----             ----
INTEREST INCOME:
    Interest and fees on loans                            $   737,043     $ 1,623,587      $       852
    Interest on available for sale securities                 118,618         205,630               --
    Interest on federal funds sold                             93,406         272,801           29,251
                                                          -----------     -----------      -----------
        TOTAL INTEREST INCOME                                 949,067       2,102,018           30,103
                                                          -----------     -----------      -----------


INTEREST EXPENSE - INTEREST ON DEPOSITS                       536,174       1,132,314            2,517
                                                          -----------     -----------      -----------
     NET INTEREST INCOME BEFORE PROVISION FOR
        LOAN LOSSES                                           412,893         969,704           27,586

PROVISION FOR LOAN LOSSES                                      75,692         211,703            1,500
                                                          -----------     -----------      -----------
    NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                           337,201         758,001           26,086
                                                          -----------     -----------      -----------

OTHER OPERATING INCOME:
    Service charges                                             5,481          11,752               45
    Service release premiums                                  127,790         328,458               --
    Management service fee                                    197,087         575,028               --
    Other income                                                6,236           8,070           54,947
                                                          -----------     -----------      -----------
        TOTAL OTHER OPERATING INCOME                          336,594         923,308           54,992
                                                          -----------     -----------      -----------

OTHER OPERATING EXPENSES:
    Salaries and employee benefits                            417,439       1,107,849           81,356
    Occupancy expenses                                         22,799          65,437            4,764
    Equipment expenses                                         12,469          43,167               --
    Other expenses                                            123,052         354,981           55,579
                                                          -----------     -----------      -----------
        TOTAL OTHER OPERATING EXPENSES                        575,759       1,571,434          141,699
                                                          -----------     -----------      -----------

        INCOME BEFORE INCOME TAXES                             98,036         109,875          (60,621)

INCOME TAX EXPENSE (BENEFIT)                                   24,625            (416)         (23,800)
                                                          -----------     -----------      -----------

NET INCOME                                                $    73,411     $   110,291      $   (36,821)
                                                          ===========      ===========      ==========

Basic income per share                                    $      0.07      $      0.11      $    (0.04)
Diluted income per share                                  $      0.07      $      0.11      $    (0.04)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                   9 MONTHS ENDED        PERIOD ENDED
                                                                 SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                                                ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income                                                $    110,291    $    (36,821)
                     Adjustments to reconcile net income to
                              net cash used in operating activities:
                            Depreciation                                     19,237           2,030
                            Provision for loan loss                         211,703           1,500
                            Amortization of organizational costs             36,550           2,376
                            Provision (benefit) for deferred taxes             (416)             --
                     Net increase in available for sale securities       (8,385,000)             --
                     (Increase) decrease in assets:
                              Interest receivable                          (131,286)           (404)
                              Other assets                                 (132,174)       (228,070)
                     Increase (decrease) in liabilities:
                              Accrued interest                              285,297           2,171
                              Other liabilities                              95,914          27,628
                                                                       ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                                    (7,889,884)       (229,590)
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

              Purchase of Furniture and Equipment                           (21,249)       (131,871)
              Net increase in loans                                     (28,364,503)       (603,155)
                                                                       ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES                                   (28,385,752)       (735,026)
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Net increase in deposits                                   37,711,572       2,170,723
              Proceeds from issuance of common stock, net                     --          6,989,900
                                                                       ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                37,711,572       9,160,623


Net increase in cash and cash equivalents                                 1,435,936       8,196,007
Cash and cash equivalents, beginning of period                            5,792,803           --
                                                                       ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  7,228,739    $  8,196,007
                                                                       ============    ============

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


NOTE 1:  Organization

InvestorsBancorp, Inc. (the "Company") was incorporated under Wisconsin law on June 12, 1996, to be the holding company of InvestorsBank, a Wisconsin state bank located in Pewaukee, Wisconsin (the "Bank"). The Bank commenced business on September 8, 1997.

NOTE 2:  Accounting Policies

Basis of Presentation -- The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position and the results of operations and cash flows have been made. Such adjustments consisted only of normal recurring items. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

Principles of Consolidation - The consolidated financial statements as of and for the period presented include the accounts of the Company and the Bank, its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides additional analysis of the financial statements and should be read in conjunction with this information. This discussion focuses on significant factors that affected the Company's earnings during the quarter ended September 30, 1998. As of September 30, 1998, the Bank was the only subsidiary of the Company and its operations contributed all of the revenue and expenses for the quarter.

The period ended September 30, 1997 reflects only 23 days of operations. A comparison with the same period for 1998 is therefore not meaningful and has not been included in the following discussions.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 1998

During the quarter ended September 30, 1998, the Company reported a net income of $73,411, or $0.07 per share (basic).

NET INTEREST INCOME

Total interest income for the quarter was $949,067, which consisted of $737,043 of interest and fees on loans, $93,406 of interest on federal funds sold and $118,618 of interest on available for sale securities. Management anticipates that interest income will continue to grow along with the loan portfolio and other assets of the Company.

Interest expense on deposits for the quarter was $536,174, which will also increase as deposits grow. Net interest income amounted to $412,893 for the quarter ended September 30, 1998.

PROVISION FOR LOAN LOSSES

At September 30, 1998, the allowance for loan losses was $307,763, of which $75,692 was charged against earnings in the quarter ended September 30, 1998. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

There were no loan charge-offs or recoveries or any impaired loans for the quarter ended September 30, 1998.

NON-INTEREST INCOME AND EXPENSES

Other operating income for the quarter ended September 30, 1998 was $336,594. The Bank services loans for Bando McGlocklin Capital Corporation ("BMCC"), which had loans and leased properties under management of $146,069,276 at September 30, 1998. Revenue relating to services for BMCC was $197,087 for the quarter ended September 30, 1998. The Company was spun-off from BMCC in September 1997 and continues to have common management. In addition, service release fees received primarily from the sale of first mortgages in the secondary market was $127,790 for the three months ended September 30, 1998.

Other operating expenses for the quarter ended September 30, 1998 were $575,759, and consisted primarily of salaries and employee benefits and other operating expenses, such as occupancy expenses, data processing, advertising, investor communications, professional fees and directors' fees. These operating expenses include salaries that are reimbursed through the management services fee noted above.

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

For the quarter ended September 30, 1998, the Company recorded a $24,625 tax expense and had a deferred tax asset of $66,866 recorded as of September 30, 1998. Management believes it is likely that the deferred tax asset will be realized. The effective rate for the expense for income taxes for the quarter ended September 30, 1998 was 25.0%, which was primarily due to the effect of the tax exempt interest income.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

During the nine months ended September 30, 1998, the Company reported a net income of $110,291, or $0.11 per share (basic).

NET INTEREST INCOME

Total interest income for the period was $2,102,018, which consisted of $1,623,587 of interest and fees on loans, $272,801 of interest on federal funds sold and $205,630 of interest on available for sale securities. Management anticipates that interest income will continue to grow along with the loan portfolio and other assets of the Company.

Interest expense on deposits for the nine months ended was $1,132,314, which will also increase as deposits grow. Net interest income amounted to $969,704 for the nine months ended September 30, 1998.

PROVISION FOR LOAN LOSSES

At September 30, 1998, the allowance for loan losses was $307,763, of which $211,703 was charged against earnings in the nine months ended September 30, 1998. There were no loan charge-offs or recoveries or any impaired loans for the nine months ended September 30, 1998.


NON-INTEREST INCOME AND EXPENSES

Other operating income for the nine months ended September 30, 1998 was $923,308. Revenue relating to services for BMCC was $575,028 for the nine months ended September 30, 1998. The Company was spun-off from BMCC in September 1997 and continues to have common management. In addition, service release fees received primarily from the sale of first mortgages in the secondary market was $328,458 for the nine months ended September 30, 1998.

Other operating expenses for the nine months ended September 30, 1998 were $1,571,434, and consisted primarily of salaries and employee benefits and other operating expenses, such as occupancy expenses, data processing, advertising, investor communications, professional fees and directors' fees. These operating expenses include salaries that are reimbursed through the management services fee noted above.

For the nine months ended September 30, 1998 the Company recorded a $416 tax benefit and had a deferred tax asset of $66,866 recorded as of September 30, 1998. Management believes it is likely that the deferred tax asset will be realized.

FINANCIAL CONDITION

ASSETS

Total assets of the Company were $54,242,845 at September 30, 1998 and $16,039,771 at December 31, 1997, a 238% increase. Cash and due from banks was $1,293,739 and federal funds sold with daily liquidity were $5,935,000 at September 30, 1998. At December 31, 1997, the Company had cash and federal funds sold of $5,792,803. During the quarter ended March 31, 1998, the Company began investing in variable rate taxable 7-day put bonds backed with letters of credit from A1 rated commercial banks. The Company had available for sale securities with daily liquidity of $8,385,000 at September 30, 1998. The Company considers them liquid as they can be put back at any time to the marketplace at par. Because the investment is variable rate, the marked-to-market value equals par.

Loans at September 30, 1998 were $37,971,057, which included commercial and residential loans. Loans increased $28,364,503 or 295% from December 31, 1997. The allowance for loan losses was $307,763 or 0.8% of gross loans at September 30, 1998, as compared to $96,060 or 1% of gross loans at December 31, 1997. In addition to loans outstanding, the Company had unfunded loan commitments of $22,175,933 as of September 30, 1998, although the Bank has participated $10,154,214 of the total to BMCC. Loan demand continued to be strong for both commercial and residential loans. The Company's home equity line has been designed to be very competitive with those of other banks in the area.

Other assets at September 30, 1998 and December 31, 1997 were $839,641 and $612,315, respectively. As of September 30, 1998, other assets consisted of organizational and start up costs of $195,963, which are being amortized over a sixty-month period. It also included an excess servicing asset of $194,219 relating to loans sold to a third party, a receivable for $88,453 to a related company, a deferred tax asset of $66,866, interest receivable of $190,420 and other assets of $103,720.

LIABILITIES

Deposits at September 30, 1998 were $46,573,212 compared to $8,861,640 at December 31, 1997, a 426% increase. The September 30, 1998 deposits consisted of $3,035,688 in non-interest bearing accounts and $43,537,524 in interest bearing accounts. The Bank pays a very competitive interest rate on its money market accounts, and as a result, approximately 65% of the total deposits were money market accounts as of September 30, 1998. During December 1997, the Bank began aggressively marketing its money market rate.

Other liabilities at September 30, 1998 were $672,342 and were $291,131 at December 31, 1997. As of September 30, 1998, other liabilities consisted of a retained loan discount on loans sold to third parties of $199,905. In addition, it included participation principal and interest payments of $28,672, accrued expenses payable of $123,805, accrued interest payable of $299,586 and other liabilities of $20,374.

The Bank has a $3,000,000 revolving note with one of its correspondent banks. At September 30, 1998, there was no outstanding balance on the note.

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

Capital ratios applicable to the Bank and the Company at September 30, 1998 and December 31, 1997 were as follows:




                                        TOTAL RISK-     TIER I RISK
                                           BASED            BASED             LEVERAGE
                                          CAPITAL          CAPITAL             RATIO
                                      --------------   --------------      --------------
Regulatory Capital Requirements:
     Minimum                                  8.00%             4.00%            4.00%
     Well-capitalized                        10.00%             6.00%            5.00%

At September 30, 1998:
Bank                                          13.9%             13.3%            14.1%
Company                                       13.9%             13.3%            14.1%

At December 31, 1997:
Bank                                          64.9%             64.0%            55.8%
Company                                       64.9%             64.0%            55.8%


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

YEAR 2000

The federal banking regulators recently issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998 and apply to all FDIC-insured depository institutions, establish standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies. The guidelines are based upon guidance previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council (the "FFIEC"), but are not intended to replace or supplant the FFIEC guidance which will continue to apply to all federally insured depository institutions.

The guidelines were issued under section 39 of the Federal Deposit Insurance Act, as amended (the "FDIA"), which requires the federal banking regulators to establish standards for the safe and sound operation of federally insured depository institutions. Under section 39 of the FDIA, if an institution fails to meet any of the standards established in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Such an order is enforceable in court in the same manner as a cease and desist order. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institutions to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. In addition to the enforcement procedures established in section 39 of the FDIA, noncompliance with the standards established by the guidelines may also be grounds for other enforcement action by the federal banking regulators, including cease an desist orders and civil money penalty assessments.

The Year 2000 has posed a unique set of challenges to those industries reliant on information technology. As a result of methods employed by early programmers, many software applications and operation programs may be unable to distinguish the Year 2000 from the Year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether. Financial institutions are particularly vulnerable due to the industry's dependence on electronic data processing systems.

In 1997, the Company moved into a newly constructed building. The move helped to make the Year 2000 problem manageable because most of the Company's systems were new purchases and the Year 2000 problem was factored into the Company's decisions. The move also started the process of identifying the hardware and software issues required to assure Year 2000 compliance. The Company began by assessing the issues related to the Year 2000 and the potential for those issues to adversely affect the Company's operations.

The Company has established a Year 2000 management committee to deal with this issue. It is the mission of this committee to identify areas subject to complication related to the Year 2000 and to initiate remedial measures designed to eliminate any adverse effects on the Company's operations. The committee has identified all mission-critical software and hardware that may be adversely affected by the Year 2000 and has required vendors to represent that the systems and products provided are or will be Year 2000 compliant.

The Company licenses all software used in conducting its business from third party vendors. None of the Company's software has been internally developed. The Company has developed a comprehensive list of all software, all hardware and all service providers used by the Company. Every vendor has been contacted regarding the Year 2000 issue. The vendor of the primary software in use at the Company released its Year 2000 complaint software in September 1998. Testing at the Company, using test scripts developed by the vendor, was completed on October 3, 1998. The vendor will be conducting ongoing proxy testing and seminars and will report its progress monthly to the Company using a management report. Members of the committee have joined a peer user group. In addition, the Company continues to monitor all other major vendors of services to the Company for Year 2000 issues in order to avoid shortages of supplies and services in the coming months.

There are three third party utilities with which the Company has an important relationship, Ameritech, U S Exchange (phone service) and Wisconsin Electric Company (gas and electric service). The Company will be discontinuing service in 1999 with Ameritech. The Company has not identified any practical, long-term alternatives to relying on these companies for basic utility services. In the event that the utilities significantly curtailed or interrupted their services to the Company, it would have a significant adverse effect on the Company's ability to conduct its business.

The Company also has tested all heating and air conditioning units, vault doors, alarms systems, networks, etc. and is not aware of any significant problems with such systems.

The Company's cumulative costs of the Year 2000 project through the third quarter of 1998 have been $10,000. At the present time, no situations that will require material cost expenditures to become fully compliant have been identified. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results. The estimated total cost of the Year 2000 project is currently $15,000. This includes costs to upgrade software and replace equipment specifically for the purpose of Year 2000 compliance and certain administrative expenditures.

It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers, or even the possible loss of electric power or phone service; however, such costs could be a substantial.

The Company is committed to a plan for achieving compliance, focusing not only on its own data processing systems, but also on its loan customers. The management committee has proposed policy and procedure changes to help identify potential risks to the Company and to gain an understanding of how customers are managing the risks associated with the Year 2000. The Company is assessing the impact, if any, the Year 2000 will have on its credit risk and loan underwriting. In connection with potential credit risk related to the Year 2000 issue, the Company has contacted its large commercial loan customers regarding their level of preparedness for the Year 2000.

The Company has developed contingency plans for various Year 2000 problems and continues to revise those plans based on testing results and vendor notifications.

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

          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                              AVERAGE BALANCE SHEET


                                                            FOR QUARTER
                                                               ENDED
                                                           September 30,
                                                           -------------
                                                               1998
                                                               ----

Cash and due from banks                                    $   934,641
Federal funds sold                                           6,904,076
Available for sale securities                                8,319,457
Loans:
         Commercial                                         10,890,090
         Real Estate Mortgages                              15,544,165
         Industrial Revenue Bonds                            4,820,825
         Installment and consumer                              161,339
         Less allowance for loan losses                       (255,650)
                                                          ------------
                  Net loans                                 31,160,769
Fixed assets                                                   118,941
Other assets                                                   738,873
                                                          ------------
         Total assets                                     $ 48,176,757
                                                          ============

Demand deposits                                           $  2,352,183
Interest bearing deposits
         Checking                                              912,285
         Money market                                       26,575,912
         Time deposits                                      10,812,940
                                                          ------------
                  Total Deposits                            40,653,320
Other liabilities                                              591,958
                                                          ------------
         Total liabilities                                  41,245,278
Equity capital                                               6,931,479
                                                          ------------
         Total liabilities and capital                    $ 48,176,757
                                                          ============

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

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      List of Exhibits


                                   11    Statement Regarding Computation of Per
                                         Share Earnings

                                   27    Financial Data Schedule
                                         (EDGAR version only)


                 (b)      Reports on Form 8-K

                          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                                    INVESTORSBANCORP, INC.
                                                    (Registrant)




                                                    /s/ George R. Schonath
                                                    ----------------------------
Date:  November 10, 1998                            George R. Schonath
                                                    President




                                                    /s/ Susan J. Hauke
                                                    ---------------------------
Date:  November 10, 1998                            Susan J. Hauke
                                                    Chief Accounting Officer