Form 10KSB
period 1998-12-31
INVESTORSBANCORP INC
filed 1999-03-31
CIK 1039454

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[x] Annual report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (Fee required) For the fiscal year ended DECEMBER 31, 1998

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (No fee required) For the transition period
    from                        to
         ----------------------    ----------------------
    Commission file number    000-29400

                             INVESTORSBANCORP, INC.
                 (Name of Small Business Issuer in Its Charter)

              WISCONSIN                              39-1854234
  (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
   Incorporation or Organization)

 W239 N1700 BUSSE ROAD, P.O. BOX 190
         PEWAUKEE, WISCONSIN                         53072-0190
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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were $4,647,080

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 11, 1999 was approximately $5,300,000. As of said date, the Issuer had 1,000,000 shares of Common Stock issued and outstanding.

                      Documents incorporated by reference:
         Part III of Form 10-KSB - Proxy statement for annual meeting of shareholders to be held in May, 1999.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ x ]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------
GENERAL

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

EMPLOYEES

         As of March 1, 1999, the Company had 24 full-time employees. None of its employees are covered by a collective bargaining agreement with the Company or the Bank. The Company considers its employee relations to be excellent.

                           SUPERVISION AND REGULATION


GENERAL

         Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Division of Banking of the Wisconsin Department of Financial Institutions (the "Banking Division"), the Federal Reserve, the FDIC, the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

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

         The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and its subsidiaries, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

RECENT REGULATORY DEVELOPMENTS

         PENDING LEGISLATION. Legislation has been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the Company and the Bank.

THE COMPANY

         GENERAL. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

         The Company is also subject to regulation by the Banking Division under Wisconsin law.

         INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

         The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, the Company and its non-bank subsidiaries are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

         Federal law also prohibits any person or company from acquiring "control" of a bank or a bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank or bank holding company.

         CAPITAL REQUIREMENTS. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

         The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

         The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

         Under the Federal Reserve's guidelines, the capital standards described above apply on a consolidated basis to bank holding companies that have more than $150 million in total consolidated assets, but generally apply on a bank-only basis to bank holding companies that, like the Company, have less than $150 million in total consolidated assets. Nevertheless, as of December 31, 1998, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 15.3% and a leverage ratio of 16.7%.

         DIVIDENDS. The Wisconsin Business Corporation Law prohibits the Company from paying dividends if the Company is insolvent or if the payment of dividends would render the Company unable to pay its debts as they come due in the ordinary course of business. Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

         FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANK

         GENERAL. The Bank is a Wisconsin-chartered bank, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). As a BIF-insured, Wisconsin-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Banking Division, as the chartering authority for Wisconsin banks, and the FDIC, as administrator of the BIF.

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

         During the year ended December 31, 1998, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 1999, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

         The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices, (ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

         FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 1998, the FICO assessment rate for SAIF members ranged between approximately 0.061% of deposits and approximately 0.063% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.012% of deposits and approximately 0.013% of deposits. During the year ended December 31, 1998, the Bank paid FICO assessments totaling $2,184.67.

         SUPERVISORY ASSESSMENTS. All Wisconsin banks are required to pay supervisory assessments to the Banking Division to fund the operations of the Banking Division. The amount of the assessment is calculated based on the institution's total assets. During the year ended December 31, 1998, the Bank paid supervisory assessments to the Banking Division totaling $473.18.

         CAPITAL REQUIREMENTS. The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as the
Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

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

         As a condition to the regulatory approvals incident to the Bank's formation, the Bank is required to maintain a minimum Tier I capital to total assets ratio of 8% during the Bank's first three years of operation.

         During the year ended December 31, 1998, the Bank was not required by the FDIC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1998, the Bank exceeded its minimum regulatory capital requirements with a risk-based capital ratio of 15.3% and a leverage ratio of 16.7%.

         Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 1998, the Bank was "well capitalized", as defined by FDIC regulations.

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

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1998. As of December 31, 1998, approximately $194,000 was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice. In addition, the Bank made a statement in its application for a bank charter and federal deposit insurance that it will retain its earnings during the first three years of operation. As such, no dividends will be paid to shareholders during that period.

         INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

         SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In addition, in October 1998, the federal banking regulators issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

         In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

         BRANCHING AUTHORITY. Wisconsin banks, such as the Bank, have the authority under Wisconsin law to establish branches anywhere in the State of Wisconsin, subject to receipt of all required regulatory approvals.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Wisconsin has enacted legislation permitting interstate mergers, subject to certain conditions, including a prohibition against interstate mergers involving a Wisconsin bank that has been in existence and continuous operation for fewer than five years.

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

         FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $46.5 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $46.5 million, the reserve requirement is $1.395 million plus 10% of the aggregate amount of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

ITEM 2.  PROPERTIES
         ----------

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

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         The Company is not aware of any legal proceedings against it or the Bank.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of the Company's security holders during 1998.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S STOCK AND RELATED SHAREHOLDER MATTERS.
         --------------------------------------------------------------

         The Company's Common Stock was held by approximately 1,100 holders of record as of March 11, 1999, and is quoted on the OTC Bulletin Board under the symbol "INVB." The following table shows, for the periods indicated, the high and low closing prices per share of transactions in the Company's common stock as quoted on the OTC Bulletin Board. Certain other private transactions may have occurred during the periods indicated of which the Company has no knowledge. The following prices represent inter-dealer prices without retail markups, markdowns or commissions.

                                                  Closing Price/Share
                                               --------------------------
               Quarter ending:                 High                   Low
               ---------------                 ----                   ---
               March 31, 1997                   N/A                    N/A
               June 30, 1997                    N/A                    N/A
               September 30, 1997             $12.00                $10.00
               December 31, 1997              $13.00                $10.50

                                                  Closing Price/Share
                                               --------------------------
               Quarter ending:                 High                   Low
               ---------------                 ----                   ---
               March 31, 1998                 $10.75                 $8.50
               June 30, 1998                  $10.75                 $9.25
               September 30, 1998             $11.25                 $8.75
               December 31, 1998              $10.88                 $8.25

         No cash or other dividends were declared or paid during the fiscal year ended December 31, 1998. The Company expects that all Company and Bank earnings, if any, will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, the Company will probably be largely dependent upon dividends paid by the Bank for funds to pay dividends on the Common Stock. It is also possible, however, that the Company will pay dividends in the future generated from investment income and other activities of the Company.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
         ---------------------------------------------------------------

         The following discussion provides additional analysis of the financial statements and should be read in conjunction with this information. This discussion focuses on significant factors which affected the Company's financial performance in 1998, with comparisons to 1997 where applicable. As of December 31, 1998, the Bank was the only subsidiary of the Company and its operations contributed all of the revenue and expenses for the year.

RESULTS OF OPERATIONS

         During the first full fiscal year ended December 31, 1998, the Company reported net income of $297,241 or $0.30 per share, as compared to a net loss of $102,900 or ($0.10) per share for the period from September 3, 1997 through December 31, 1997. This enhanced profitability is attributable to a significant increase in earning assets and the absence of certain non-recurring expenses incurred during the Company's initial development stage.

         The Company's return on average assets and average equity, as well as other key financial ratios for the fiscal year ended December 31, 1998 and period ended December 31, 1997 are detailed below. Due to the relatively short period of operation in September, averages for 1997 are calculated based on the fourth quarter only.


         Ratios                                         1998             1997
         ------                                         ----             ----

         Return on Average Assets                       0.71%           -0.87%
         Return on Average Equity                       4.30%           -1.49%
         Dividend Payout Ratio on Common Stock          None             None
         Average Equity to Average Assets              16.41%           58.68%


NET INTEREST INCOME

         Net interest income is the difference between interest income, including fees on loans, and interest expense, and is the largest contributing factor to net income for the Company. Total interest income increased from $245,292 for the partial year ended December 31, 1997 to $3,260,592 for the full year ended December 31, 1998. Significantly higher loan volumes resulted in a substantial increase in interest and fee income on loans which totaled $2,589,509 in 1998. The majority of interest income on loans is derived from the commercial and commercial real estate loan portfolios which, in aggregate, comprise 73.16% of total loans. Interest earned on investment securities and federal funds sold totaling $347,858 and $323,225, respectively, were the other components of interest income. While the direction of future interest rates, competition, and other factors may have a significant impact, management anticipates interest income will continue to increase proportionally with the projected growth of the loan portfolio and other investments.

         Interest expense similarly increased from $49,373 for the period ended December 31, 1997 to $1,765,668 for the year ended December 31, 1998. Interest expense consisted predominantly of interest paid on money market accounts totaling $1,196,591 and certificates of deposit totaling $531,741 as of year end 1998. Interest expense is anticipated to continue to rise in 1999 as management expects these deposit instruments will remain the primary funding sources utilized by the Company to fund additional growth.

         As presented on Schedule 1, the Company's interest spread in percentage terms improved for the year ended December 31, 1998 as compared to the first quarter of operations ended December 31, 1997. This is due to an increase in the relative mix of loans versus investments and federal funds, despite a decline in the loan yield. Conversely, the ratio of the interest margin to total earning assets declined over this same period as a result of the anticipated increase in the percentage of interest bearing liabilities to total earning assets. Schedule 1 sets forth an analysis of the interest rates and interest differential of earning assets, which earn interest income, and interest bearing liabilities, which accrue interest expense for the year ended December 31, 1998, as well as the quarter ended December 31, 1997.

PROVISION FOR LOAN LOSSES

         The allowance for loan losses increased from $96,060 as of December 31, 1997 to $395,804 as of December 31, 1998. The allowance for loan losses is established through a provision for loan losses charged to expense. Due to substantial loan growth, loan loss provisions of $299,744 were expensed in 1998 to maintain the allowance for loan losses at 1.00% of total loans, net of residential mortgage loans held for sale on the secondary market.

         Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

         There were no loan charge-offs nor recoveries, nor any impaired loans for the periods ended December 31, 1998 and December 31, 1997. To date there have been no loans or other assets adversely classified by regulatory authorities related to their routine examinations of the Company. Management, to the best of its knowledge, is not aware of any significant loans, group of loans, or segments of the portfolio, where there are serious doubts as to the ability of the borrower to comply with the present loan repayment terms. While a comprehensive analysis of the allowance for loan losses is somewhat problematic due to the Company's relatively short history, management believes that the allowance is at an adequate level, based on the composition of the portfolio as well as regulatory guidelines.

         The following table summarizes the Company's nonperforming loans as of December 31, 1998 and December 31, 1997.
                                             1998            1997
                                             ----            ----
                 Nonaccrual Loans            None            None
         Past Due 90 Days or More(1)         None            None
                Restructured Loans           None            None

(1) Loans are generally placed on nonaccrual when contractually past due 90 days or more.


NON-INTEREST INCOME AND EXPENSE

         Due primarily to the Company's sizable growth and relatively short period of operation in 1997, non-interest income and non-interest expense were significantly higher in 1998.

         Non-interest income for the year ended December 31, 1998 totaled $1,386,488 as compared to $312,116 for the period ended December 31, 1997. Management service fees totaling $775,892 were the largest component of non-interest income in 1998. The Company charges Bando McGlocklin Capital Corporation ( BMCC), an affiliate of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. As of December 31, 1998, BMCC had loans under management totaling $127,998,930. Other sources of non-interest income include $577,087 of service release fees received from the sale of residential mortgages originated for the secondary market. In addition, service charges related to deposit accounts totaled $19,131 in 1998.

         Non-interest expense increased to $2,202,479 for the year ended December 31, 1998, and consisted primarily of salaries and employee benefits totaling $1,549,210 and other operating expenses including occupancy and fixed asset expense, data processing fees, advertising, investor communications, and professional fees. Non-interest expense also includes salaries that are reimbursed through the management services fee noted above.

         Amounts provided for income tax expense or benefit are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate primarily to tax exempt interest income, allowance for loan losses, depreciation, and operating loss carryforwards that will be used to offset future net operating income.

         For the year ended December 31, 1998, the Company recorded federal and state income tax expense of $81,948 and had a deferred tax asset of $93,589. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for income tax expense for the year ended December 31, 1998 was 21.6% which was primarily due to the effect of the tax exempt interest income.


FINANCIAL CONDITION

         The Company reported total assets of $63,101,382 as of December 31, 1998 versus $16,039,771 as of December 31, 1997. Cash and due from banks and federal funds sold declined from $5,792,803 as of December 31, 1997 to $1,589,145 at December 31, 1998. Despite the decline in these liquid assets, the Company established a sizable investment securities portfolio in 1998 which totaled $18,960,493 at year end.

         Investment securities consist of various commercial paper issues totaling $3,980,493 with a maximum maturity of 90 days, and $14,980,000 of taxable variable rate demand notes secured by irrevocable letters of credit from federally insured, domestic financial institutions. Although the notes have a long term maturity structure (refer to Schedule 3), the interest rate is adjustable weekly and the holder has the option to liquidate the security at 100% of par value within seven days upon proper notice. These instruments provide the Company with ready liquidity to provide for loan funding requirements. While management believes that the investment portfolio is adequately diversified, a detailed listing of all investments which exceed 10% of stockholders' equity is provided on Schedule 4.

         As detailed on Schedule 5, loans grew from $9,606,554, at December 31, 1997 to $39,580,516 as of year end 1998. While most of the growth occurred in the commercial, industrial, and commercial real estate segments of the loan portfolio, residential real estate loans including home equity credit facilities also grew considerably. Residential mortgage loans originated for sale on the secondary market totaled an additional $2,232,657 as of December 31, 1998. Excluding the mortgage loans originated for sale, the allowance for loan losses remained at 1.00% of gross loans, totaling $395,804 at year end. In addition to loans outstanding, the Company had unfunded loan commitments totaling $20,899,432 as of December 31, 1998, although the Bank has participated $9,465,414 to BMCC. Loan demand continues to remain strong for both commercial and residential loans in the Company's trade area.

         Other assets at December 31, 1998 totaled $1,134,375, and included net furniture and equipment of $126,760, accrued interest receivable on loans and investments of $326,334, organizational and start up costs of $183,780 which are being amortized over a sixty-month period, excess servicing assets of $188,995 relating to loans sold to a third party, a receivable of $143,406 from a related company, and other miscellaneous assets of $165,100.

         Total deposits increased from $8,861,640 at December 31, 1997 to $55,004,590 as of year end 1998. Indexed money market accounts comprised the largest portion of the deposit base totaling $35,842,546 as of December 31, 1998. Time certificates of deposit also grew substantially in 1998 to $15,215,270 as of year end, and included $9,645,000 of retail brokered deposits with maturities ranging from 1 to 3 years. In order for the Company to facilitate continued loan growth, management expects to continue to aggressively market and competitively price its money market and certificate of deposit products. Other deposits outstanding as of December 31, 1998 include non-interest bearing accounts totaling $2,616,842 and interest bearing checking accounts (NOW accounts) of $1,329,932.

         Other liabilities of $912,551 at December 31, 1998 consisted primarily of accrued interest payable totaling $453,051, as well as accrued expenses payable of $116,650, retained loan discount relating to loans sold to a third party totaling $194,681, and other miscellaneous liabilities of $148,169.


CAPITAL RESOURCES

         As of December 31, 1998, the Company's total risk-based capital, tier one risk-based capital, and tier one leverage capital ratios were 15.3%, 14.5%, and 16.7%, respectively. As anticipated by management, these ratios have declined markedly from the December 31, 1997 levels of 64.9%, 64.0%, and 55.8%, respectively, due to significant asset growth. The Company exceeds all regulatory requirements regarding the maintenance of capital and was categorized as "well-capitalized" under the regulatory framework for capital adequacy as of December 31, 1998.

         Management anticipates its capital ratios will continue to decline in 1999 as additional loan growth occurs; however, management intends to maintain capital levels well in excess of minimums established by the regulatory authorities. The Bank has committed to the FDIC that the ratio of Tier 1 capital to total assets will not be less than 8% for the first three years of operations commencing September 8, 1997.

         The applications for a bank charter and for federal deposit insurance stated that the Bank would retain its earnings during the first three years of operation. As such, no dividends will be paid by the Company to the shareholders during that period. The Company expects that all earnings will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future.


LIQUIDITY

         The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, accommodate possible deposit withdrawals, and take advantage of interest rate market opportunities in a cost effective manner. Although primary sources of funds are deposits and repayment of loan principal, the Company also maintains a significant level of liquid assets to provide for potential funding needs. In addition to federal funds sold and cash balances as of December 31, 1998, the Company held $18,960,493 of marketable securities and $2,232,657 of residential mortgage loans originated and intended for sale in the secondary market. Should an immediate need for funds arise, these assets may be readily liquidated with nominal risk of principal loss. Additionally, the Company has access to various alternative sources of funds including the purchase of federal funds from correspondent banks, the sale of commercial loans, and the acquisition of brokered deposits. Further, the Bank has a $3,000,000 revolving line of credit with one of its correspondent banks. There was no outstanding balance on the note as of December 31, 1998. Management believes that current liquidity levels are sufficient to meet anticipated loan demand, as well as absorb deposit withdrawals.


ASSET/LIABILITY MANAGEMENT

         The primary function of asset/liability management is to identify, measure and control the extent to which changes in interest rates, commodity prices, or equity prices adversely impact a financial institution's earnings or economic capital. The Company's strategy is to optimize and stabilize net income across a wide range of interest rate cycles, while maintaining adequate liquidity and conforming to all applicable capital and other regulatory requirements.

         Changes in net interest income, other than volume related changes, arise when interest rates on assets reprice in a time frame or interest rate environment that is different from the repricing period for liabilities. Changes in net interest income also arise from changes in the mix of interest earning assets and interest-bearing liabilities.

         In the normal course of business, the bank engages in off-balance sheet activity to hedge interest rate risk. On April 24, 1998, the bank had entered into two interest rate swap agreements with a notional value totaling $6,103,000, structured as hedges of specific fixed-rate deposits whose terms coincide with the terms of the swap agreements. The swap agreements are structured so that the Company receives a fixed interest rate and pays a variable rate which is based on the federal funds rate. These instruments allow management to more closely balance the repricing opportunities of the Company's assets and liabilities, and thereby, reduce potential interest rate risk exposure.

         The Company does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates.

         The following table summarizes the relationship between repricing opportunities of interest-bearing assets and liabilities across various time horizons as of December 31, 1998. "GAP" is defined as the difference between interest-bearing assets and liabilities which mature or reprice within the specified time period.

(000's Omitted)              0-90      91-180       181-360     +360
                             DAYS       DAYS         DAYS       DAYS     TOTAL
                          --------   --------      --------   --------  -------
Investments               $ 19,500       ----          ----      ----   $19,500
Loans                     $ 19,901    $ 1,128      $  3,329   $15,223   $39,581
-------------------------------------------------------------------------------
  Total Repriceable
    Assets                $ 39,401    $ 1,128     $   3,329   $15,223   $59,081

NOW                       $  1,330       ----          ----      ----   $ 1,330
Money Market              $ 35,843       ----          ----      ----   $35,843
Time Deposits of less
  than $100M              $  1,019    $ 1,306      $    779   $ 1,800   $ 4,904
Time Deposits of $100M
  or more                 $  3,726   $  2,456      $    303   $ 3,826   $10,311
Interest Rate Swaps       $  6,103    ($3,076)         ----   ($3,027)  $     0
-------------------------------------------------------------------------------
  Total Repriceable
    Liabilities           $ 48,021   $    686      $  1,082   $ 2,599    52,388

GAP                        ($8,620)  $    442      $  2,247   $12,624   $ 6,693
Cumulative GAP             ($8,620)   ($8,178)      ($5,931)  $ 6,693
Cumulative GAP/
  Total Assets               (13.7%)    (13.0%)        (9.4%)    10.6%

Note: Time Deposits consist of certificates of deposit and are categorized according to remaining time to maturity.

IMPACT OF INFLATION AND CHANGING PRICES

         Unlike most industries, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have more significant impact on the Company's performance and results of operations than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services as measured by the Consumer Price Index. As discussed previously, the Company's interest rate gap position in conjunction with the direction of the movement in interest rates, is an important factor in the Company's operating results.


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

         The guidelines were issued under section 39 of the Federal Deposit Insurance Act, as amended (the "FDIA"), which requires the federal banking regulators to establish standards for the safe and sound operation of federally insured depository institutions. Under section 39 of the FDIA, if an institution fails to meet any of the standards established in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Such an order is enforceable in court in the same manner as a cease and desist order. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institutions to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. In addition to the enforcement procedures established in section 39 of the FDIA, noncompliance with the standards established by the guidelines may also be grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

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

         There are three third party utilities with which the Company has an important relationship, Ameritech, US Exchange (phone service) and Wisconsin Electric Company (gas and electric service). The Company will be discontinuing service in 1999 with Ameritech. The Company has not identified any practical, long-term alternatives for these basic utility services. In the event that the utilities significantly curtail or interrupt their services to the Company, it would have a significant adverse effect on the Company's ability to conduct its business.

         The Company also has tested all heating and air conditioning units, vault doors, alarms systems, networks, etc. and is not aware of any significant problems with such systems.

         The Company's cumulative costs of the Year 2000 project through the year ended December 31, 1998 totaled $12,500. At the present time, no situations that will require material cost expenditures to become fully compliant have been identified. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results. The estimated total cost of the Year 2000 project is currently $20,000. This includes costs to upgrade software and replace equipment specifically for the purpose of Year 2000 compliance and certain administrative expenditures.

         It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers, or even the possible loss of electric power or phone service; however, such costs could be a substantial.

         The Company is committed to a plan for achieving compliance, focusing not only on its own data processing systems, but also on its loan customers. The management committee has proposed policy and procedure changes to help identify potential risks to the Company and to gain an understanding of how customers are managing the risks associated with the Year 2000. The Company is assessing the impact, if any, the Year 2000 will have on its credit risk and loan underwriting. In connection with potential credit risk related to the Year 2000 issue, the Company has contacted its commercial loan customers regarding their level of preparedness for the Year 2000.

         The Company has developed contingency plans for various Year 2000 problems and continues to revise those plans based on testing results and vendor notifications.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, including the condition of the local real estate market, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and policies. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

                                   SCHEDULE 1
               SUMMARY OF INTEREST RATES AND INTEREST DIFFERENTIAL


                                           Year Ended December 31, 1998            Quarter Ended December 31, 1997
                                      ------------------------------------       ----------------------------------
                                        AVERAGE        RELATED       YIELD         AVERAGE        RELATED     YIELD
                                        BALANCE       INTEREST       RATE          BALANCE       INTEREST     RATE
                                      ------------------------------------       ----------------------------------
Earning Assets:
  Federal Funds Sold                  $ 6,131,460    $  323,225     5.27%        $ 5,751,793     $ 79,245      5.47%
  Taxable Securities                    6,245,720       347,858     5.57%               ----         ----      ----
  Loans *                              28,223,006     2,589,509     9.18%          5,120,651      124,424      9.64%
                                      -----------    ----------     ----         -----------     --------      ----
     Total Earning Assets              40,600,186     3,260,592     8.03%         10,872,444      203,669      7.43%

Interest Bearing Liabilities:
  NOW Accounts                            781,378        37,408     4.79%            280,210        3,446      4.88%
  Money Market Accounts                22,515,705     1,196,519     5.31%          3,200,944       43,314      5.37%
  Time Deposits                         9,220,705       531,741     5.77%              7,314           97      5.26%
                                      -----------    ----------     ----         -----------     --------      -----
  Total Int. Bearing Liabilities       32,517,788     1,765,668     5.43%          3,488,468       46,857      5.33%

Interest Spread                                      $1,494,924     2.60%                        $156,812      2.10%

Interest Margin                                      $1,494,924     3.68%                        $156,812      5.72%



*  Loan interest income includes net loan fees.


Yield rates for the quarter ended December 31, 1997 are calculated on an annualized basis.





As illustrated by the above schedule, the variance between interest income and expense for the quarter ended December 31, 1997 and the year ended December 31, 1998 is predicated on volume increases. Due to the relatively short period of operation in 1997, a schedule summarizing the amount of change in interest income and interest expense resulting from volume versus rate changes is not considered by management to be particularly meaningful, and is therefore omitted.

                                   SCHEDULE 2
          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                              AVERAGE BALANCE SHEET


                                          FOR YEAR ENDED      FOR QUARTER ENDED
                                         DECEMBER 31, 1998    DECEMBER 31, 1997
                                         -----------------    -----------------

Cash and Due From Banks                    $    900,146           $   508,571
Federal Funds Sold                            6,131,460             5,751,793
Investment Securities                         6,245,720                  ----
Loans:
       Commercial                             8,793,611             2,499,210
       Commercial Real Estate                13,519.798             1,784,156
       Residential Real Estate                5,787,793               836,093
       Installment and Consumer                 121,804                 1,194
                                           ------------           -----------
         Total Loans                         28,223,006             5,120,653
       Less:  Allowance for Loan losses        (233,614)               (2,528)
                                           ------------           -----------
         Net Loans                           27,989,392             5,118,125
Fixed Assets                                    124,374               128,181
Other Assets                                    722,592               271,525
                                           ------------           -----------
         Total Assets                      $ 42,113,684           $11,778,195
                                           ============           ===========


Demand Deposits                            $  2,157,659           $ 1,324,046
Interest Bearing Deposits
       NOW                                      781,378               280,210
       Money Market                          22,515,705             3,200,944
       Time Deposits                          9,220,705                 7,314
                                           ------------           -----------
         Total Deposits                      34,675,447             4,812,514
Other Liabilities                               525,487                54,264
                                           ------------           -----------
         Total Liabilities                   35,200,934             4,866,778
Equity Capital                                6,912,750             6,911,417
                                           ------------           -----------
         Total Liabilities and Capital     $ 42,113,684           $11,778,195
                                           ============           ===========

                                   SCHEDULE 3
                        MATURITY SCHEDULE OF INVESTMENTS



                                   AFTER     AFTER
                                   1 YEAR   5 YEARS
                          1 YEAR   THROUGH  THROUGH    AFTER
DECEMBER 31, 1998        OR LESS   5 YEARS  10 YEARS  10 YEARS        TOTAL
-----------------        -------   -------  --------  --------        -----

Available for Sale
  Securities Corporate
  Demand Notes         $     ----   ----      ----   $14,980,000   $14,980,000
      Weighted
        Ave. Yield           ----   ----      ----          5.59%         5.59%

Held to Maturity
  Securities
  Commercial Paper      3,980,493   ----      ----          ----     3,980,493
     Weighted
        Ave. Yield           5.47%  ----      ----          ----          5.47%
                       ========================================================
  Total Securities     $3,980,493   ----      ----   $14,980,000   $18,960,493
                       ========================================================
   Weighted Ave.
     Total Yield             5.47%  ----      ----          5.59%         5.57%
                       ========================================================


The Company held no investment securities as of December 31, 1997.

                                   SCHEDULE 4
                SCHEDULE OF INVESTMENTS EXCEEDING 10% OF CAPITAL

         The outstanding book and market values of the following taxable variable rate demand notes exceeded 10% of stockholders' equity as of December 31, 1998. The domestic, federally insured financial institution issuing the irrevocable letter of credit securing the note is also detailed below.

ISSUER                                       FINANCIAL INSTITUTION                 BOOK VALUE    MARKET VALUE
------                                       ---------------------                 ----------    ------------
Alpine Capital Investments, LLC              First of America Bank, N.A.        $   855,000        $   855,000
Cunat Capital Corporation                    LaSalle National Bank                1,350,000          1,350,000
JDV, LLC                                     Michigan National Bank               1,000,000          1,000,000
JPH Capital, LLC                             Ann Arbor Commerce Bank                965,000            965,000
Junction Point, LLC                          Johnson Bank                           805,000            805,000
Kalamazoo Funding Corp.                      Old Kent Bank                        1,305,000          1,305,000
Missouri Hecon Dev Export & Infra IDR        AmSouth                                950,000            950,000
Northern Motel of Munising                   North Country Bank & Trust           1,350,000          1,350,000
U-Stor-It Joint Venture A                    AMCORE Bank, N.A.                    1,025,000          1,025,000
                                                                                ------------------------------

                                                                                $ 9,605,000        $ 9,605,000
                                                                                ==============================

                                   SCHEDULE 5
                                  LOAN SUMMARY



         The following table summarizes the distribution of the Company's loan portfolio expressed in dollar amount and as a percentage of the total portfolio as of December 31, 1998 and December 31, 1997.

                                          1998                    1997
                                  AMOUNT       PCT.        AMOUNT      PCT.
                               ---------------------   ---------------------

  Commercial                   $11,933,874    30.15%   $1,581,725     16.46%
  Real Estate:
     Construction                1,940,338     4.90%    2,519,586     26.23%
     Commercial                 17,022,356    43.01%      896,289      9.33%
     Residential                 7,265,606    18.36%    1,161,558     12.09%
  Industrial Revenue Bonds
    & Municipals                   959,778     2.42%    3,446,886     35.88%
  Installment & Consumer           458,564     1.16%          510      0.01%
                               ---------------------   ---------------------
  Total Loans                  $39,580,516   100.00%   $9,606,554    100.00%
                               =====================   =====================

                                   SCHEDULE 6
          LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES



         The following schedules summarize the maturities and sensitivity to change in interest rates of the Company's loan portfolio at December 31, 1998 and December 31, 1997.


LOAN MATURITIES
                                      AFTER 1 YEAR
                      1 YEAR OR LESS  THROUGH 5 YEARS  AFTER 5 YEARS   TOTAL
                      --------------  ---------------  -------------   -----

December 31, 1998
  Commercial          $4,802,830       $3,403,949      $3,727,095   $11,933,874
  Real Estate
    Construction       1,470,000          470,338            ----     1,940,338
                      ---------------------------------------------------------
      Total           $6,272,830       $3,874,287      $3,727,095   $13,874,212

December 31, 1997
  Commercial          $  430,369       $  294,274      $  857,082   $ 1,581,725
  Real Estate
    Construction            ----             ----       2,519,586     2,519,586
                      =========================================================
     Total            $  430,369       $  294,274      $3,376,668   $ 4,101,311
                      =========================================================



AMOUNTS WITH MATURITIES EXCEEDING 1 YEAR

                                                   FLOATING OR
                           PREDETERMINED RATES   ADJUSTABLE RATE      TOTAL
                           -------------------   ---------------    ----------
December 31, 1998
  Commercial                   $1,997,815          $5,133,229       $7,131,044
  Real Estate Construction        470,338                ----          470,338
                               -----------------------------------------------
      Total                    $2,468,153          $5,133,229       $7,601,382

December 31, 1997
  Commercial                   $  260,000          $  891,356       $1,151,356
  Real Estate Construction        910,983           1,608,603        2,519,586
                               ===============================================
     Total                     $1,170,983          $2,499,959       $3,670,942
                               ===============================================

                                   SCHEDULE 7
                           SUMMARY OF AVERAGE DEPOSITS



                         YEAR ENDED DEC. 31, 1998    QTR. ENDED DEC. 31, 1997
                         ------------------------   -------------------------
                            AVERAGE      RATE          AVERAGE       RATE
                            BALANCE      PAID          BALANCE       PAID
                         ------------------------   -------------------------

Deposits in Domestic
  Bank Offices:

  Non-Interest
    Bearing Demand       $ 2,157,659     ----        $1,324,046      ----
  NOW Accounts               781,378     4.76%          280,210      4.88%
  Money Market Accounts   22,515,705     5.31%        3,200,944      5.37%
  Time Deposits            9,220,705     5.77%            7,314      5.26%
                         --------------------       ---------------------
Total Deposits           $34,675,447     5.09%       $4,812,514      3.89%
                         ====================       =====================






ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                          Index to Financial Statements




         Independent Auditor's Report.......................................23

         Consolidated Balance Sheet (December 31, 1998).....................24

         Consolidated Statement of Income (for the period from
            September 3, 1997 through December 31, 1998)....................25

         Consolidated Statement of Changes in Stockholder's Equity
            (for the period from September 3, 1997
            through December 31, 1998)......................................26

         Consolidated Statement of Cash Flows (for the period from
            September 3, 1997 through December 31, 1998)....................27

         Notes..............................................................28

[VIRCHOW, KRAUSE & COMPANY, LLP LOGO]


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
InvestorsBancorp, Inc.
Pewaukee, Wisconsin


We have audited the accompanying consolidated balance sheets of InvestorsBancorp, Inc and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year ended December 31, 1998 and period from September 3, 1997 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InvestorsBancorp, Inc. and Subsidiary as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and period from September 3, 1997 through December 31, 1997, in conformity with generally accepted accounting principles.

                                           VIRCHOW, KRAUSE & COMPANY, LLP

                                           /s/ Virchow Krause & Company LLP
                                           --------------------------------



Brookfield, Wisconsin
January 20, 1999

INVESTORSBANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------

ASSETS                                            1998                 1997
------------------------------------------------------------------------------
Cash and due from banks (Note B)              $ 1,049,145          $ 1,248,803
Federal funds sold                                540,000            4,544,000
Available for sale securities - stated
  at fair value (Note C)                       14,980,000                    -
Held to maturity securities, fair value
  of $3,980,493 (Note D                         3,980,493                    -
Loans, less allowance for loan
  losses of $395,804 and $96,060 in 1998
  and 1997 respectively (Notes E and F)        39,184,712            9,510,494
Mortgage loans held for sale                    2,232,657                    -
Furniture and equipment, net (Note G)             126,760              124,159
Accrued interest receivable and
  other assets (Note J)                         1,007,615              612,315
                                              --------------------------------

       TOTAL ASSETS                           $63,101,382          $16,039,771
                                              ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------
LIABILITIES:
  Deposits: (Note H)
    Demand                                    $ 2,616,842          $ 2,087,484
    Savings and NOW accounts                   37,172,478            6,752,256
    Time                                       15,215,270               21,900
                                              --------------------------------
       TOTAL DEPOSITS                          55,004,590            8,861,640
  Accrued interest payable and
    other liabilities (Note J)                    912,551              291,131
                                              --------------------------------
       TOTAL LIABILITIES                       55,917,141            9,152,771
                                              --------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE L)

STOCKHOLDERS' EQUITY: (NOTES N, O AND P)
  Preferred stock, $.01 par value;
    1,000,000 shares authorized,
    -0- shares issued and outstanding                   -                    -
  Common stock, $.01 par value;
    9,000,000 shares authorized,
    1,000,000 shares issued and outstanding        10,000               10,000
  Surplus                                       6,979,900            6,979,900
  Retained earnings (deficit) (Note O)            194,341             (102,900)
                                              --------------------------------
       TOTAL STOCKHOLDERS' EQUITY               7,184,241            6,887,000
                                              --------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $63,101,382          $16,039,771
                                              ================================

See Notes to Consolidated Financial Statements.

INVESTORSBANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 1998
     AND THE PERIOD FROM SEPTEMBER 3, 1997 THROUGH DECEMBER 31, 1997
------------------------------------------------------------------------------

                                                         1998           1997
INTEREST INCOME:
  Interest and fees on loans (Note E)                $ 2,589,509     $ 136,796
  Interest on investment securities - taxable            347,858             -
  Interest on federal funds sold                         323,225       108,496
                                                     -------------------------
       TOTAL INTEREST INCOME                           3,260,592       245,292

Interest expense - interest on deposits (Note H)       1,765,668        49,373
                                                     -------------------------

       Net interest income before provision
         for loan losses                               1,494,924       195,919
Provision for loan losses                                299,744        96,060
                                                     -------------------------

       Net interest income after provision
         for loan losses                               1,195,180        99,859
                                                     -------------------------

Noninterest income:
  Service charges on deposit accounts                     19,131           911
  Service release premiums                               577,087        81,898
  Management service fees (Note T)                       775,892       229,285
  Other income                                            14,378            22
                                                     -------------------------
       TOTAL NONINTEREST INCOME                        1,386,488       312,116
                                                     -------------------------

Noninterest expenses:
  Salaries and employee benefits (Note Q)              1,549,210       385,383
  Occupancy expenses (Note G)                             88,237        27,613
  Equipment expenses (Note G)                             83,146        21,808
  Data processing fees                                    65,118         8,571
  Other expenses                                         416,768       137,900
                                                     -------------------------
       TOTAL NONINTEREST EXPENSES                      2,202,479       581,275
                                                     -------------------------

       Income (loss) before income taxes                 379,189      (169,300)

Income tax (benefits) (Note J)                            81,948       (66,400)
                                                     -------------------------

       Net income (loss)                             $   297,241     $(102,900)
                                                     =========================

       Income (loss) per share of common stock       $      0.30     $   (0.10)
                                                     =========================

       Income (loss) per share of common stock -
         assuming dilution                           $      0.29     $   (0.10)
                                                     =========================

       Weighted average shares outstanding             1,000,000     1,000,000
                                                     ==========================


See Notes to Consolidated Financial Statements.

INVESTORSBANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES
  IN STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1998 AND
  PERIOD FROM SEPTEMBER 3, 1997 THROUGH DECEMBER 31, 1997

------------------------------------------------------------------------------
                                                    Retained         Total
                            Common                  earnings     stockholders'
                            stock       Surplus     deficit)       equity
                          ----------------------------------------------------
BALANCES,
  September 3, 1997       $   -       $    -        $    -         $    -

    Proceeds from sale
      of shares of
      common stock,
      net of stock
      offering costs       10,000      6,979,900         -          6,989,900
                          ----------------------------------------------------
    Net loss - 1997           -            -         (102,900)       (102,900)
                          ----------------------------------------------------

BALANCES,
  December 31, 1997        10,000      6,979,900     (102,900)      6,887,000
    Net income - 1998         -            -          297,241         297,241
                          ----------------------------------------------------
BALANCES,
  December 31, 1998       $10,000     $6,979,900    $ 194,341      $7,184,241
                          ====================================================


See Notes to Consolidated Financial Statements.

INVESTORSBANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31, 1998 and
  Period from September 3, 1997 through December 31, 1997
------------------------------------------------------------------------------

                                                       1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $   297,241     $  (102,900)
                                                   ---------------------------
  Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
  Depreciation                                          27,086           8,163
  Provision for loan losses                            299,744          96,060
  Provision (benefit) for deferred taxes               (27,189)        (66,400)
  Net increase in mortgage loans held for sale      (2,232,657)              -
  Increase in assets:
    Interest receivable                               (267,200)       (545,915)
    Other assets                                      (100,911)              -
  Increase in liabilities:
    Interest payable                                   438,760          14,288
    Taxes payable                                      109,086               -
    Other liabilities                                   73,574         276,843
                                                   ---------------------------
             TOTAL ADJUSTMENTS                      (1,679,707)       (216,961)
                                                   ---------------------------
             NET CASH USED IN
               OPERATING ACTIVITIES                 (1,382,466)       (319,861)
                                                   ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in federal funds           4,004,000      (4,544,000)
  Proceeds from sale of available for
    sale securities                                  4,815,000               -
  Purchase of available for sale securities        (19,795,000)              -
  Proceeds from maturity of held to
    maturity securities                              6,050,000               -
  Purchase of held to maturity securities          (10,030,493)              -
  Net increase in loans                            (29,973,962)     (9,606,554)
  Purchase of furniture and equipment                  (29,687)       (132,322)
                                                   ---------------------------
             NET CASH USED IN
               INVESTING ACTIVITIES                (44,960,142)    (14,282,876)
                                                   ===========================

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                          46,142,950       8,861,640
  Proceeds from the issuance of common stock, net            -       6,989,900
                                                   ---------------------------
             NET CASH PROVIDED BY
               FINANCING ACTIVITIES                 46,142,950      15,851,540
                                                   ===========================
             INCREASE (DECREASE) IN CASH
               AND DUE FROM BANKS                     (199,658)      1,248,803

CASH AND DUE FROM BANKS
  at beginning of year (period)                      1,248,803               -
                                                   ---------------------------
CASH AND DUE FROM BANKS at end of year (period)    $ 1,049,145     $ 1,248,803
                                                   ===========================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                       $ 1,326,908     $    35,083
                                                   ===========================
    Income taxes                                   $        50     $         -
                                                   ===========================

See Notes to Consolidated Financial Statements.

INVESTORSBANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES NATURE OF ACTIVITIES

1. NATURE OF BUSINESS:

InvestorsBancorp, Inc. (the "Company"), a Wisconsin corporation, was organized on June 12, 1996, to be the holding company of InvestorsBank, a Wisconsin state bank located in Pewaukee, Wisconsin (the "subsidiary Bank"). The subsidiary Bank commenced business on September 8, 1997. On September 6, 1997, Bando McGlocklin Capital Corporation, the former principal stockholder of the Company, distributed all of the 880,000 shares of the Company it held on such date to its shareholders.

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

4. CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks."

The subsidiary Bank maintains amounts due from banks, which, at times, may exceed federally insured limits. The subsidiary Bank has not experienced any losses in such accounts.

5. AVAILABLE FOR SALE SECURITIES:

Securities classified as available for sale are those debt securities that the subsidiary Bank intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the subsidiary Bank's assets and liabilities, liquidity needs, regulatory capital consideration, and other similar factors. Securities classified as available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in accumulated other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

INVESTORSBANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

6. HELD TO MATURITY SECURITIES:

Securities classified as held to maturity are those debt securities the subsidiary bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. The sale of a security within three months of its maturity date or after collection of at least 85 percent of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

7. MORTGAGE LOANS HELD FOR SALE:

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. All sales are made without recourse.

8. LOANS:

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

9. LOAN SERVICING:

The subsidiary Bank has entered into a Management Services Agreement with Bando McGlocklin Capital Corporation to manage loans held by Bando. Such loans are not included in the accompanying Consolidated Balance Sheets.

INVESTORSBANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

10.  ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the subsidiary Bank to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.

11.  FURNITURE AND EQUIPMENT:

Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets, which are 3 to 7 years for furniture and equipment.

12.  OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS:

In the ordinary course of business, the subsidiary Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

INVESTORSBANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

13.  INCOME TAXES:

The Company files a consolidated Federal income tax return and individual subsidiary State income tax returns. Accordingly, amounts equal to tax benefits of those companies having taxable Federal losses or credits are reimbursed by the other companies that incur Federal tax liabilities.

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to allowance for loan losses, depreciation and operating loss carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

14.  PENSION AND PROFIT-SHARING PLAN:

The Company has a contributory 401(k) profit-sharing plan in which contributions are made in accordance with specified formulas or at the discretion of the Board of Directors of the Company. The Plan covers substantially all employees.

15.  PER SHARE DATA:

Net income (loss) per common share data has been computed based upon the weighted average number of shares outstanding during the period.

16.  RECLASSIFICATION:

Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

INVESTORSBANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

17. FAIR VALUE OF FINANCIAL INSTRUMENTS: (continued)

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

         CARRYING AMOUNTS APPROXIMATE FAIR VALUES FOR THE FOLLOWING
         INSTRUMENTS:

               Cash and cash equivalents
               Federal funds sold
               Available for sale securities
               Variable rate loans that reprice frequently where no significant change in credit risk has occurred
               Mortgage loans held for sale
               Accrued interest receivable
               Accrued interest payable
               Demand deposits
               Variable rate money market accounts
               Variable rate certificate of deposit

           QUOTED MARKET PRICES:

           Where available, or if not available, based on quoted market prices of comparable instruments for the following instrument:

               Held to maturity securities

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

               All loans except variable rate loans described above Fixed rate certificates of deposit

           QUOTED FEES CURRENTLY BEING CHARGED FOR SIMILAR INSTRUMENTS:

           Taking into account the remaining terms of the agreements and the counterparties' credit standing:

               Off-balance-sheet instruments:
                  Letters of credit
                  Lending commitments

Since the majority of the Company's off-balance-sheet instruments consist of nonfee-producing, variable rate commitments, the Company has determined it does not have a distinguishable fair value.

NOTE B.  CASH AND DUE FROM BANKS

At this time, the Federal Reserve Bank has not required the subsidiary Bank to maintain vault cash or reserve balances with the Federal Reserve Bank based upon a percentage of deposits.

INVESTORSBANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE C. AVAILABLE FOR SALE SECURITIES

Amortized cost and fair value of available for sale securities as of December 31, 1998 are summarized as follows:

                                           DECEMBER 31, 1998
                          ----------------------------------------------------
                                          GROSS        GROSS
                           AMORTIZED   UNREALIZED    UNREALIZED        FAIR
                              COST        GAINS         LOSSES        VALUE
                          ----------------------------------------------------
Corporate bonds           $14,980,000  $         -   $         -   $14,980,000
                          ====================================================


The amortized cost and fair value of available for sale securities as of December 31, 1998, by contractural maturity, are as follows:


                                                        DECEMBER 31, 1998
                                                     -------------------------
                                                      AMORTIZED       FAIR
                                                        COST         VALUE
                                                     -------------------------
Due in one year or less                              $14,980,000   $14,980,000
                                                     =========================

NOTE D. HELD TO MATURITY SECURITIES

Amortized cost and fair value of held to maturity securities as of December 31, 1998 are summarized as follows:


                                           DECEMBER 31, 1998
                          ----------------------------------------------------
                                          GROSS        GROSS
                           AMORTIZED   UNREALIZED    UNREALIZED        FAIR
                              COST        GAINS         LOSSES        VALUE
                          ----------------------------------------------------
Commercial paper          $ 3,980,493  $         -   $         -   $ 3,980,493
                          ====================================================

The amortized cost and fair value of held to maturity securities as of December 31, 1998, by contractual maturity, are as follows:

                                                        DECEMBER 31, 1998
                                                     -------------------------
                                                      AMORTIZED       FAIR
                                                        COST         VALUE
                                                     -------------------------
Due in one year or less                              $ 3,980,493   $ 3,980,493
                                                     =========================

INVESTORSBANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE E. LOANS
Major classifications of loans at December 31, 1998 and 1997 are as follows:

                                                      1998             1997
                                                  ----------------------------
Commercial                                        $11,933,874      $ 1,581,725
Real estate:
    Construction                                    1,940,338        2,519,586
    Commercial                                     17,022,356          896,289
    Residential                                     7,265,606        1,161,558
Industrial revenue bonds and municipals               959,778        3,446,886
Installment and consumer                              458,564              510
                                                  ----------------------------
                                                   39,580,516        9,606,554
Allowance for loan losses                            (395,804)         (96,060)
                                                  ----------------------------

          NET LOANS                               $39,184,712      $ 9,510,494
                                                  ============================


There were no loans that were impaired at December 31, 1998 and 1997.

Certain directors and executive officers of InvestorsBank, and their related interests, had loans outstanding in the aggregate amounts of $192,839 and $-0-at December 31, 1998 and 1997 respectively. During 1998, $1,614,871 of new loans were made and repayments totaled $1,422,032. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.

The subsidiary Bank services loans for Bando McGlocklin Capital Corporation, a related company with balances of $127,998,930 and $140,275,911 at December 31, 1998 and 1997 respectively. Revenue relating to loan servicing for Bando McGlocklin Capital Corporation was $356,487 for the year ended December 31, 1998 and $111,996 for the period from September 3, 1997 to December 31, 1997.


NOTE F. ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses reflected in the consolidated financial statements represents the allowance available to absorb loan losses. An analysis of changes in the allowance at December 31, 1998 and 1997 is presented in the following tabulation:



                                                       1998            1997
                                                     -------------------------
BALANCE, beginning                                   $ 96,060         $     -
Provision charged to operations                       299,744          96,060
                                                     -------------------------

BALANCE, end of year                                 $395,804         $96,060
                                                     =========================

INVESTORSBANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE G. FURNITURE AND EQUIPMENT

Furniture and equipment at December 31, 1998 and 1997 are stated at cost less accumulated depreciation and amortization are summarized as follows:

                                                       1998            1997
                                                   --------------------------
Furniture and equipment                            $  162,009       $ 132,322
  Less accumulated depreciation and amortization       35,249           8,163
                                                   --------------------------

           TOTAL FURNITURE AND EQUIPMENT           $  126,760       $ 124,159
                                                   ==========================

Depreciation expense amounted to $27,086 and $8,163 in 1998 and 1997 respectively.

NOTE H.  DEPOSITS

The aggregate amount of time deposits, each within a minimum denomination of $100,000, was approximately $10,315,453 and $0 in 1998 and 1997 respectively.

At December 31, 1998, the scheduled maturities of Time deposits is as follows:

1999                                                               $ 9,589,256
2000                                                                 1,709,000
2001                                                                 3,009,495
2002                                                                    20,000
2003                                                                   887,519
                                                                   -----------
                                                                   $15,215,270
                                                                   ===========

Interest expense on deposits for the year ended December 31, 1998 and the period from September 3, 1997 through December 31, 1997 is as follows:

                                                           December 31,
                                                     -------------------------
                                                          1998         1997
                                                     -------------------------
Savings and NOW                                      $ 1,233,927     $  49,273
Time deposits                                            531,741           100
                                                     -------------------------
                                                     $ 1,765,668     $  49,373
                                                     =========================


NOTE I.  LINE OF CREDIT

During 1998, the subsidiary Bank established a line of credit with a correspondent bank in the amount of $3,000,000. The line of credit agreement provides for interest at the correspondent bank's prevailing prime rate (7.75% at December 31, 1998), and terminates February 1, 1999. The Company did not have any outstanding borrowings on the line of credit at December 31, 1998.

INVESTORSBANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE J. INCOME TAXES

The provision for income taxes included in the accompanying consolidated financial statements consists of the following:

                                                             December 31,
                                                        ----------------------
                                                            1998         1997
                                                        ----------------------
CURRENT TAXES:
  Federal                                               $ 72,092     $        -
  State                                                   37,045              -
                                                        -----------------------
                                                         109,137              -
                                                        -----------------------
DEFERRED INCOME TAXES (BENEFIT):
  Federal                                                (22,839)       (53,000)
  State                                                   (4,350)       (13,400)
                                                        -----------------------
                                                         (27,189)       (66,400)
                                                        -----------------------
               TOTAL PROVISION FOR INCOME TAXES         $ 81,948     $  (66,400)
                                                        =======================

The net deferred tax assets in the accompanying consolidated balance sheets include the following amounts of deferred tax assets and liabilities:

                                                             December 31,
                                                        ----------------------
                                                            1998        1997
                                                        ----------------------
DEFERRED TAX ASSETS:
  Allowance for loan losses                             $112,885     $       -
  Net operating loss                                           -        66,400
DEFERRED TAX LIABILITIES -
  depreciation                                           (19,296)            -
                                                        ----------------------
                                                        $ 93,589     $  66,400
                                                        ======================

Management believes it is more likely than not, that the gross deferred tax assets will be fully realized. Therefore, no valuation allowance has been recorded as of December 31, 1998 or 1997.

INVESTORSBANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE J. INCOME TAXES (continued)

A reconciliation of statutory Federal income taxes based upon income before taxes, to the provision for federal and state income taxes, as summarized above, is as follows:

                                                  December 31,
                                     -----------------------------------------
                                           1998                1997
                                                % of                 % of
                                               pretax                pretax
                                      Amount   income       Amount   income
                                     -----------------------------------------
Reconciliation of statutory
  to effective taxes:
    Federal income taxes (benefit)
      at statutory rate              $128,924   34.0%    $ (57,562)   (34.0%)
    Adjustments for:
      Tax-exempt interest on
        municipal obligations         (55,275) (14.6)      (10,316)    (6.1)
      Increases (decreases) in
        taxes resulting
        from state income taxes        24,450    6.4        (8,861)    (5.2)
      Other - net                     (16,151)  (4.2)       10,339      6.1
                                     -----------------------------------------
          EFFECTIVE INCOME
          TAXES - OPERATIONS         $ 81,948   21.6%    $ (66,400)   (39.2%)
                                     =========================================


NOTE K.  FACILITIES LEASE

The Company subleases premises from Bando McGlocklin Capital Corporation through its management services agreement. Monthly rents are variable based on LIBOR interest rates and the agreement is for a one-year renewable term. Lease expense for the year ended December 31, 1998 and period from September 3, 1997 through December 31, 1997 was $67,452 and $24,330 respectively.

NOTE L.  COMMITMENTS AND CONTINGENCIES

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

INVESTORSBANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE L. COMMITMENTS AND CONTINGENCIES (continued)

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31, 1998 is as follows:

                                                      1998            1997
                                                  ----------------------------
FINANCIAL INSTRUMENTS WHOSE CONTRACT AMOUNTS
REPRESENT CREDIT RISK:
 Commitments to extend credit                     $ 10,934,249     $ 2,757,556
 Standby letters of credit                        $    268,900     $         -
 Credit cards                                     $    230,869     $    93,000
 Notional of financial instruments -
   Interest rate swap                             $  6,103,000     $         -


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

On April 24, 1998, the Company entered into two separate interest rate swap agreements with another company to manage interest rate exposure. The interest rate swap agreements are structured as hedges of specific fixed-rate deposits whose terms coincide with the terms of the swap agreements. Under the terms of the swap agreements, the parties exchange interest payment streams calculated on the notional principal amount. The swap agreements are structured so that the Company receives a fixed interest rate and pays a variable rate based on the federal funds rate. The variable rate of the swap agreements at December 31, 1998 was 4.07% and the weighted average for the year ended December 31, 1998 was 5.28%. The swap agreements' expirations coincide with the maturity of the fixed rate deposits. The notional amount, fixed rate and expiration dates at December 31, 1998 are as follows:

                                       Fixed
                                      interest
                Notional                rate                Expiration
                 amount               received                 date
                 ------               --------                 ----
              $ 3,076,000              5.60%               April 26, 1999
              $ 3,027,000              5.58%               April 24, 2001


The Company and the subsidiary Bank do not engage in the use of futures, forwards or option contracts.

INVESTORSBANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE M.  CONCENTRATION OF CREDIT RISK

Practically all of the subsidiary Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the subsidiary Bank's market area. Although the subsidiary Bank has a diversified loan portfolio, the ability of its debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the subsidiary Bank. The concentration of credit by type of loan is set forth in Note E.

NOTE N.  STOCKHOLDER EQUITY

In 1997, the Company established a Nonqualified Stock Option Plan which was approved by the directors at the September 1997 Board of Directors meeting, providing for the granting of options for up to 100,000 shares of common stock to key officers and employees of the Company. Options are granted at the current market value. Options may be exercised based on the vesting schedule outlined in each agreement.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0%; expected volatility of 63.7%; risk-free interest rates of 5.6%; and expected life of 10 years.

Activity of the Nonqualified Stock Option Plan is summarized in the following table:


                               Weighted-
                                average                                            Weighted-
                              fair value                                            average
                              of option   Options                    Options        exercise
                               granted   available   Exercisable   outstanding        price
                              --------------------------------------------------------------

BALANCE, September 3, 1997                     -             -            -               -
  Stock options authorized               100,000
  Granted                       8.93      (7,500)                     7,500            7.70
  Exercise of stock option                     -                          -
                                         -------                     ------

BALANCE, December 31, 1997                92,500         2,250        7,500            7.70
  Granted                                      -                          -
  Exercise of stock option                     -                          -
                                         ---------                   ------

BALANCE, December 31, 1998                92,500         3,000        7,500            7.70
                                         =========                   ======

During 1997, the Company authorized and issued 100,000 stock warrants to its chief executive officer, exercisable at $7.70 per share. The weighted average fair value of each warrant is 8.93. The warrants expire September 3, 2004.

INVESTORSBANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE N.  STOCKHOLDERS' EQUITY (continued)

The Company applies APB Opinion 25 and related interpretation in accounting for its plan. Accordingly, no compensation cost was recognized for the 1997 grants under the incentive stock option plan. There were no grants of options or warrants during 1998. Had compensation cost for the Company's stock-based compensation plan been determined based upon the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:

                                                        1998           1997
                                                     -------------------------
Net income - as reported                             $ 297,241      $ (102,900)
Pro forma                                            $ 295,924      $ (106,850)
Basic earnings (loss) per share - as reported        $    0.30      $    (0.10)
Pro forma                                            $    0.29      $     0.11
Diluted earnings (loss) per share - as reported      $    0.29      $    (0.10)
Pro forma                                            $    0.28      $     0.11

A reconciliation of the numerators and the denominators of earnings per share and earnings per share assuming dilution are:

                                                                    Per share
                                         Income       Shares         amount
                                       ---------------------------------------
1998:
  Earnings per share                   $ 297,241     1,000,000      $     0.30
                                                                    ==========

  Effect of options                            -        21,455
                                       -----------------------
  Earnings per share -
    assuming dilution                  $ 297,241     1,021,455      $     0.29
                                       =======================================

1997:
  Earnings per share                   $(102,900)    1,000,000      $    (0.10)
                                                                    ==========

  Effect of options                            -        29,889
                                       -----------------------
  Earnings per share -
    assuming dilution                  $(102,900)    1,029,889      $    (0.10)
                                       =======================================

NOTE O.  RETAINED EARNINGS AND RESTRICTIONS ON DIVIDENDS

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

INVESTORSBANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE O. RETAINED EARNINGS AND RESTRICTIONS ON DIVIDENDS (continued)

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

NOTE P. REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy requires the Company to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notification from the regulatory agencies categorized the Company as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and leverage ratios as set forth in the table. There are no conditions or events since these notifications that management believes have changed the institution's category.

INVESTORSBANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE P.  REGULATORY CAPITAL REQUIREMENTS (continued)

Listed below is a comparison of the Company and subsidiary Bank's 1998 and 1997 actual with the minimum requirements for well-capitalized and adequately capitalized banks, as defined by the federal regulatory agencies' Prompt Corrective Action Rules.

                                                                                                  To be well
                                                                          For capital         capitalized under
                                                                           adequacy           prompt corrective
                                                     Actual                purposes           action provisions
                                                ------------------------------------------------------------------
                                                  Amount      Ratio        Amount     Ratio     Amount       Ratio
                                                ------------------------------------------------------------------

As of December 31, 1998:
  Total capital (to risk-weighted assets):
   InvestorsBancorp, Inc.                       $ 7,396,265   15.3%     $ 3,862,310    8.0%           N/A
   InvestorsBank                                $ 7,396,265   15.3%     $ 3,862,310    8.0%   $ 4,827,888    10.0%
  Tier I capital (to risk-weighted assets):
   InvestorsBancorp, Inc.                       $ 7,000,461   14.5%     $ 1,931,155    4.0%           N/A
   InvestorsBank                                $ 7,000,461   14.5%     $ 1,931,155    4.0%   $ 2,896,733     6.0%
  Tier I capital (to average assets):
   InvestorsBancorp, Inc.                       $ 7,000,461   16.7%     $ 1,676,988    4.0%           N/A
  InvestorsBank                                 $ 7,000,461   16.7%     $ 1,676,988    4.0%   $ 2,096,235     5.0%

As of December 31, 1997:
  Total capital (to risk-weighted assets):
   InvestorsBancorp, Inc.                       $ 6,817,161   64.9%     $   840,334    8.0%           N/A
   InvestorsBank                                $ 6,817,161   64.9%     $   840,334    8.0%   $ 1,050,417    10.0%
  Tier I capital (to risk-weighted assets):
   InvestorsBancorp, Inc.                       $ 6,721,101   64.0%     $   420,167    4.0%           N/A
   InvestorsBank                                $ 6,721,101   64.0%     $   420,167    4.0%   $   630,250     6.0%
  Tier I capital (to average assets):
   InvestorsBancorp, Inc.                       $ 6,721,101   55.8%     $   481,606    4.0%           N/A
   InvestorsBank                                $ 6,721,101   55.8%     $   481,606    4.0%   $   602,008     5.0%


NOTE Q.  RETIREMENT PLANS

The Company has a contributory 401(k) profit-sharing plan covering substantially all of its employees. The total profit sharing expense for the year ended December 31, 1998 amounted to $41,424. The total pension expense and profit-sharing expense at December 31, 1997 amounted to $35,310.

The Company had a non-contributory defined contribution pension plan covering substantially all of its employees in 1997. The defined contribution pension plan was dissolved in 1997.

The Company provides additional supplemental retirement benefits for an executive officer. Such benefits totaled $23,089 in 1998 and $7,536 in 1997, net of reimbursement from Bando McGlocklin Capital Corporation's management fee. The payments were made at the sole discretion of the Board of Directors. The payments are included in the calculation of management fee charged to a related Company.

INVESTORSBANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE R. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31,1998 and 1997 are as follows:

                                                                1998                           1997
                                                     -----------------------------------------------------------
                                                     Carrying         Estimated       Carrying       Estimated
                                                       amount         fair value        amount       fair value
                                                    ------------------------------------------------------------
FINANCIAL ASSETS:
  Cash and due from banks                           $ 1,049,145      $ 1,049,145     $ 1,248,803     $ 1,248,803
                                                    ============================================================
  Federal funds sold                                $   540,000      $   540,000     $ 4,544,000     $ 4,544,000
                                                    ============================================================
  Securities                                        $18,960,493      $18,960,493     $         -     $         -
                                                    ============================================================
  Net loans                                         $39,184,712      $39,410,779     $ 9,510,494     $ 9,548,783
                                                    ============================================================
  Mortgage loans held for sale                      $ 2,232,657      $ 2,232,657     $         -     $         -
                                                    ============================================================
  Accrued interest receivable                       $   326,334      $   326,334     $    59,134     $    59,134
                                                    ============================================================

FINANCIAL LIABILITIES:
  Deposits                                          $55,004,590      $55,050,270     $ 8,861,640     $ 8,861,640
                                                    ============================================================
  Accrued interest payable                          $   453,050      $   453,050     $    14,290     $    14,290
                                                    ============================================================



The estimated fair value of fee income on letters of credit at December 31, 1998 and 1997 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 1998 and 1997.

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

INVESTORSBANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE S. DEVELOPMENT STAGE BANK

During a portion of 1997, the subsidiary Bank was a development stage bank as it had not yet commenced its planned principal operations of banking. The subsidiary Bank commenced operations on September 3, 1997 and at that time the subsidiary Bank ceased to be a development stage bank. Pre-opening expenses were paid by Bando McGlocklin Capital Corporation prior to the spin-off of InvestorsBank to Bando McGlocklin Capital Corporation's shareholders.

NOTE T. RELATED ENTITY

The Company shares common ownership and management with Bando McGlocklin Capital Corporation. The Company charges Bando McGlocklin Capital Corporation a management fee for salaries and employee benefits of common management. The Company also charges a loan servicing fee for loans serviced for the related entity. The management services fee for the year ended December 31, 1998 and the period from September 3, 1997 through December 31, 1997 is as follows:

                                                           December 31,
                                                    --------------------------
                                                       1998            1997
                                                    --------------------------
Salaries and benefits                               $ 419,405       $ 117,289
Loan servicing                                        356,487         111,996
                                                    --------------------------
                                                    $ 775,892       $ 229,285
                                                    ==========================
NOTE U. INVESTORSBANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION


CONDENSED BALANCE SHEETS
------------------------------------------------------------------------------
                                                      1998            1997
                                                  ----------------------------

ASSETS - investment in subsidiary                 $ 7,184,241     $ 6,887,000
                                                  ============================

LIABILITIES                                       $         -     $          -
                                                  ----------------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    1,000,000 shares authorized;
    -0- shares issued and outstanding                       -                -
  Common stock, $.01 par value;
    9,000,000 shares authorized;
    $1,000,000 shares issued and
    outstanding                                        10,000           10,000
  Surplus                                           6,979,900        6,979,900
  Retained earnings (deficit)                         194,341         (102,900)
                                                  ----------------------------
      TOTAL STOCKHOLDERS' EQUITY                    7,184,241        6,887,000
                                                  ----------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 7,184,241     $ 6,887,000
                                                  ============================


INVESTORSBANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE U. INVESTORSBANCORP, INC. (PARENT COMPANY ONLY)
        FINANCIAL INFORMATION (continued)

CONDENSED STATEMENTS OF INCOME
------------------------------------------------------------------------------

                                                      1998            1997
                                                  ----------------------------
Equity in undistributed income (loss)
  of subsidiary                                   $   297,241     $   (102,900)
                                                  ============================
Net income (loss)                                 $   297,241     $   (102,900)
                                                  ============================


CONDENSED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
                                                      1998           1997
                                                  ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES -

Net income (loss)                                 $   297,241     $   (102,900)
Adjustment to reconcile net income and net
  loss to net cash provided by operating
  activities - equity in undistributed
  (income) loss of subsidiary                        (297,241)         102,900
                                                 -----------------------------
        NET CASH PROVIDED BY
        OPERATING ACTIVITIES                                -                -

CASH FLOWS FROM INVESTING ACTIVITIES -
  investment in subsidiary                                  -       (6,989,900)

CASH FLOWS FROM FINANCING ACTIVITIES -
  proceeds from issuance of common stock, net               -        6,989,900
                                                 -----------------------------
        INCREASE IN CASH AND DUE FROM BANKS                 -                -

CASH AND DUE FROM BANKS at beginning of year
 (period)                                                   -                -
                                                 -----------------------------

CASH AND DUE FROM BANKS at end of year
  (period)                                       $          -     $          -
                                                 =============================

ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         -------------------------------------------------------------------

         In connection with the audit of the Company's financial statements from September 3, 1997 through December 31,1998, there were no unresolved issues, scope restrictions, unanswered questions or disagreements with Virchow, Krause & Company, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Virchow, Krause & Company, LLP, would have caused Virchow, Krause & Company, LLP to make reference to the matter in their report, and Virchow, Krause & Company, LLP did not advise the Company that any of the events described in Item 304 (a)(1)(iv)(B) of Regulation S-B had occurred. During the Company's fiscal years ended December 31, 1997 and December 31, 1998, the Company (or anyone on the Company's behalf) did not consult Virchow, Krause & Company, LLP regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; and as such no written report was provided to the Company and no oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of disagreement or a reportable event.


                                    PART III

ITEM 9.  DIRECTORS AND OFFICERS OF THE REGISTRANT
         ----------------------------------------

         DIRECTORS. The information on pages 2-3 of the 1999 Proxy Statement under the caption "Election of Directors" is incorporated by reference.

         EXECUTIVE OFFICERS. The Company's executive officers who are not also directors are as follows:

         SUSAN J. HAUKE, 33, has been the Company's Controller, Vice President - Finance and Assistant Secretary since 1997. In 1997 Ms. Hauke was also appointed Secretary and Treasurer of the Bank and Vice President Finance, Secretary and Treasurer of BMCC. From 1991 until 1997, Ms. Hauke served as Controller for BMCC, and was a senior accountant at Price Waterhouse LLP before joining BMCC.

         JOEL C. OBERMEIER, 32, was elected Senior Vice President of the Company and the Bank in January, 1999. He has served as the senior mortgage banking officer since joining the Company in 1997. From March, 1997 to September, 1997, Mr. Obermeier served as Vice President-Residential Lending of BMCC. Prior to joining BMCC, he served as Loan Originator/Manager of Approved Mortgage, Inc. from 1995 to 1997, and Vice President of Creative Home Mortgage Corp. from 1989 to 1995.

         SCOTT J. RUSSELL, 39, has been a Senior Vice President of the Company since February, 1998, and a Senior Vice President and Lending Officer of the Bank since 1997. In 1997 Mr. Russell was also appointed Senior Vice President of BMCC. From 1994 until 1997, Mr. Russell served as a Vice President of BMCC, and was a corporate banker with the Bank of Tokyo, Chicago, Illinois, prior to joining BMCC.

         There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.

         COMPLIANCE WITH SECTION 16(a). The information on pages 4-5 of the 1999 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

         The information on page 3 of the 1999 Proxy Statement under the Subcaption "Compensation of Directors" and the information on page 5-6 of the 1999 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.

ITEM. 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
          -------------------------------------------------------------

         The information on page 4 of the 1999 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND TRANSACTIONS
          --------------------------------------

         The information on page 6 of the 1999 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.


                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   INDEX TO FINANCIAL STATEMENTS

         See page 22.

         (a)(2)   FINANCIAL STATEMENT SCHEDULES

         [None required]

         (a)(3)   SCHEDULE OF EXHIBITS

         The Exhibit Index which immediately follows the signature pages to this Form 10-KSB is incorporated by reference.

         (b)      REPORTS ON FORM 8-K

         N/A

         (c)      EXHIBITS

         The Exhibit Index to this Form 10-KSB is incorporated by reference.

         The exhibits required to be filed with this Form 10-KSB are included with this Form 10-KSB and are located immediately following the Exhibit Index to this Form 10-KSB.

         (d)      FINANCIAL DATA SCHEDULE

         Exhibit 27.1

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.


                                INVESTORSBANCORP, INC.


                                By:  /s/ George R. Schonath
                                     ------------------------------------------
                                     George R. Schonath
                                     Chief Executive Officer

                                By:  /s/ Susan J. Hauke
                                     ------------------------------------------
                                     Susan J. Hauke, Vice President Finance and
                                     Chief Accounting Officer





     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on March 29, 1999.



                              Signature                 Title

               /s/ Salvatore L. Bando                   Director
             -------------------------------
             Salvatore L. Bando

               /s/ Terry L. Mather                      Director
             -------------------------------
             Terry L. Mather

               /s/ Jon McGlocklin                       Director
             -------------------------------
             Jon McGlocklin

               /s/ George R. Schonath                   Director
             -------------------------------
             George R. Schonath

               /s/ Donald E. Sydow                      Director
             -------------------------------
             Donald E. Sydow

                               INDEX TO EXHIBITS


            .                                   INCORPORATED HEREIN BY       FILED          SEQUENTIAL PAGE NUMBER
  EXHIBIT NO.    DESCRIPTION OF EXHIBITS             REFERENCE TO           HEREWITH
       3.1     Restated Articles of           Exhibit 2(a) to the Form
               Incorporation, as amended,     10-SB filed with the
               of InvestorsBancorp, Inc.      Commission on July 24,
                                              1997 (SEC File No.
                                              000-29400

       3.2     Bylaws  of  InvestorsBancorp,  Exhibit  2(b) to the Form
               Inc.                           10-SB filed with the
                                              Commission on July 24,
                                              1997 (SEC File No.
                                              000-29400)

       4.1     Specimen Common Stock          Exhibit 4.1 to the Form
               Certificate of                 10-SB filed with the
               InvestorsBancorp, Inc.         Commission on July 24,
                                              1997 (SEC File No.
                                              000-29400)

      10.1     InvestorsBancorp, Inc. 1997    Exhibit  6(c) to the Form
               Equity Incentive Plan          10-SB filed with the
                                              Commission on July 24,
                                              1997 (SEC File No.
                                              000-29400)

      10.2     Management Services and        Exhibit 6(a) to the Form
               Allocation of Expenses         10-SB filed with the
               Agreement                      Commission on July 24,
                                              1997 (SEC File No.
                                              000-29400)

      10.3     Tax  Allocation  and Services  Exhibit 6(b) to the Form
               Agreement                      10-SB filed with the
                                              Commission on July 24,
                                              1997 (SEC File No.
                                              000-29400)

      21.1     Subsidiaries of                                                  X
               InvestorsBancorp, Inc.

      27.1     Financial Data Schedule                                          X

      99.1     Proxy Statement                                                  X