Form 10QSB
period 1999-03-31
INVESTORSBANCORP INC
filed 1999-05-11
CIK 1039454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____


                         Commission file number: 0-29400


                             INVESTORSBANCORP, INC.
             (Exact name of registrant as specified in its charter)


          Wisconsin                                         39-1854234
          ---------                                         ----------
     (State or other                                     (I.R.S. Employer
jurisdiction of incorporation)                         Identification No.)


     W239 N1700 Busse Road
          P.O. Box 190                                     53072-0190
      Pewaukee, Wisconsin                                  ----------
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

As of May 7, 1999, the Issuer had 1,000,000 shares of $0.01 par value Common Stock issued and outstanding.

                             INVESTORSBANCORP, INC.

                                FORM 10-QSB INDEX



PART  I. FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Balance Sheets as of March 31, 1999 (Unaudited)
            and December 31, 1998 .............................................3

            Consolidated Statements of Income - For the Three Months Ended
            March 31, 1999 and March 31, 1998 (Unaudited) .....................4

            Consolidated Statements of Changes in Shareholders' Equity -
            For the Three Months Ended March 31, 1999 and March 31, 1998
            (Unaudited) .......................................................6

            Consolidated Statements of Cash Flows - For the Three Months
            Ended  March 31, 1999 and March 31, 1998 (Unaudited) ..............7

            Notes to the Consolidated Financial Statements (Unaudited).........8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................9-16


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................17

Item 2.  Changes in Securities................................................17

Item 3.  Defaults Upon Senior Securities......................................17

Item 4.  Submission of Matters to a Vote of Security Holders..................17

Item 5.  Other Information....................................................17

Item 6.  Exhibits and Reports on Form 8-K.....................................17

            Signatures........................................................18

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                           March 31,    December 31,
                                                             1999           1998
                                                          -----------   -----------
ASSETS
Cash and due from banks                                   $ 2,330,637   $ 1,049,145
Federal funds sold                                          3,100,000       540,000
Available for sale securities                              10,995,000    14,980,000
Held to maturity securities, fair value of $3,980,493            --       3,980,493
Loans, less allowance for loan losses of $503,573 and
  $395,804, respectively                                   49,853,738    39,184,712
Mortgage loans held for sale                                     --       2,232,657
Furniture and equipment, net                                  122,835       126,760
Accrued interest receivable and other assets                  749,273     1,007,615
                                                          -----------   -----------
         TOTAL ASSETS                                     $67,151,483   $63,101,382
                                                          ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
     Demand                                               $ 2,355,942   $ 2,616,842
     Savings and NOW accounts                              43,529,212    37,172,478
     Time                                                  13,483,663    15,215,270
                                                          -----------   -----------
          TOTAL DEPOSITS                                   59,368,817    55,004,590
Accrued interest payable and other liabilities                580,177       912,551
                                                          -----------   -----------
          TOTAL LIABILITIES                                59,948,994    55,917,141
                                                          -----------   -----------

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value; shares authorized
     1,000,000; no shares issued and outstanding                 --            --
Common stock, $0.01 par value; shares authorized
     9,000,000; shares issued and outstanding 1,000,000        10,000        10,000
Additional paid in capital                                  6,979,900     6,979,900
Retained earnings                                             212,589       194,341
                                                          -----------   -----------
          TOTAL SHAREHOLDERS' EQUITY                        7,202,489     7,184,241
                                                          -----------   -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $67,151,483   $63,101,382
                                                          ===========   ===========

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)





                                               THREE MONTHS ENDED         THREE MONTHS ENDED
                                                 MARCH 31, 1999             MARCH 31, 1998
                                               ------------------         ------------------
INTEREST INCOME:
     Interest and fees on loans                  $  948,456                   $  322,507
     Interest on available for sale securities      193,748                       19,066
     Interest on federal funds sold                  31,194                       79,931
                                                 ----------                   ----------
         TOTAL INTEREST INCOME                    1,173,398                      421,504
                                                 ----------                   ----------

INTEREST EXPENSE - INTEREST ON DEPOSITS             671,268                      197,782
                                                 ----------                   ----------
     NET INTEREST INCOME BEFORE PROVISION FOR
          LOAN LOSSES                               502,130                      223,722

PROVISION FOR LOAN LOSSES                           107,769                       88,695
                                                 ----------                   ----------
     NET INTEREST INCOME AFTER PROVISION FOR
          LOAN LOSSES                               394,361                      135,027
                                                 ----------                   ----------

NONINTEREST INCOME:
     Service charges                                  6,978                        2,287
     Service release premiums                       191,703                       85,679
     Management service fees                        213,411                      190,452
     Other income                                    32,020                        1,921
                                                 ----------                   ----------
          TOTAL NONINTEREST INCOME                  444,112                      280,339
                                                 ----------                   ----------

NONINTEREST EXPENSE:
     Salaries and employee benefits                 469,083                      348,364
     Occupancy expenses                              21,540                       22,216
     Equipment expenses                              13,071                       15,577
     Other expenses                                 124,568                      110,652
                                                 ----------                   ----------
          TOTAL NONINTEREST EXPENSE                 628,262                      496,809
                                                 ----------                   ----------

INCOME (LOSS) BEFORE INCOME TAXES                   210,211                      (81,443)

INCOME TAX EXPENSE (BENEFIT)                         80,250                      (49,300)
                                                 ----------                   ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE                   129,961                      (32,143)
                                                 ----------                   ----------
CUMULATIVE EFFECT OF EXPENSING START-UP COSTS
    AS INCURRED, NET OF INCOME TAXES                111,713                         --
                                                 ----------                   ----------

NET INCOME (LOSS)                                $   18,248                   $  (32,143)
                                                 ==========                   ==========


                     INVESTORSBANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED      THREE MONTHS ENDED
                                                   MARCH 31, 1999          MARCH 31, 1998
                                                 ------------------      ------------------
PER SHARE AMOUNTS:
  BASIC EARNINGS PER SHARE:
     Income before cumulative effect of a change in
        accounting principle                          $0.13                  $(0.03)
     Cumulative effect of expensing start-up
        costs as incurred                             (0.11)                     --
                                                      -----                  ------
      Net income (loss)                               $0.02                  $(0.03)
                                                      =====                  ======
  DILUTED EARNINGS PER SHARE:
     Income before cumulative effect of a change in
        accounting principle                          $0.13                  $(0.03)
     Cumulative effect of expensing start-up
        costs as incurred                             (0.11)                     --
                                                      -----                  ------
      Net income (loss)                               $0.02                  $(0.03)
                                                      =====                  ======


                      INVESTORSBANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                    RETAINED        TOTAL
                                          COMMON                    EARNINGS     SHAREHOLDERS'
                                          STOCK        SURPLUS      (DEFICIT)       EQUITY
                                       -----------   -----------   -----------   -------------
BALANCE, December 31, 1997             $    10,000   $ 6,979,900   $  (102,900)   $ 6,887,000

Net loss for first quarter of 1998            --            --         (32,143)       (32,143)
                                       -----------   -----------   -----------    -----------

BALANCE, March 31, 1998                $    10,000   $ 6,979,900   $  (135,043)   $ 6,854,857
                                       ===========   ===========   ===========    ===========


BALANCE, December 31, 1998             $    10,000   $ 6,979,900   $   194,341    $ 7,184,241


Net income for first quarter of 1999          --            --          18,248         18,248
                                       -----------   -----------   -----------    -----------

BALANCE, March 31, 1999                $    10,000   $ 6,979,900   $   212,589    $ 7,202,489
                                       ===========   ===========   ===========    ===========


                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED    THREE MONTHS ENDED
                                                             MARCH 31, 1999        MARCH 31, 1998
                                                           ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                              $     18,248           $    (32,143)
     Adjustments to reconcile net income to
          net cash used in operating loans
      Depreciation                                                 10,043                  6,320
      Provision for loan loss                                     107,769                 88,695
      Amortization of organizational costs                           --                   12,183
      Benefit for deferred taxes                                  (53,100)               (49,300)
      Net decrease in mortgage loans held for sale              2,232,657                   --
      (Increase) decrease in assets:
             Interest receivable                                  (35,725)               (32,833)
             Other assets                                         347,167                (88,820)
       Increase (decrease) in liabilities:
             Accrued interest                                    (122,734)                63,373
             Taxes payable                                        (47,337)                  --
             Other liabilities                                   (162,303)                49,472
                                                             ------------           ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       2,294,685                 16,947
                                                             ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net increase in federal funds                             (2,560,000)            (2,198,000)
     Proceeds from sales of available for sale securities       7,180,000              3,775,000
     Purchase of available for sale securities                 (3,195,000)            (6,050,000)
     Proceeds from maturity of held to maturity securities      3,980,493                   --
     Purchase of furniture and equipment                           (6,118)                (4,045)
     Net increase in loans                                    (10,776,795)            (8,869,007)
                                                             ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                          (5,377,420)           (13,346,052)
                                                             ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                   4,364,227             12,768,022
                                                             ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       4,364,227             12,768,022
                                                             ------------           ------------
Net increase (decrease) in cash and due from banks              1,281,492               (561,083)
Cash and due from banks, beginning of period                    1,049,145              1,248,803
                                                             ------------           ------------
CASH AND DUE FROM BANKS, END OF PERIOD                       $  2,330,637           $    687,720
                                                             ============           ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                             $    794,002           $    134,408
                                                             ============           ============
        Income taxes                                         $    108,670           $         50
                                                             ============           ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


NOTE 1:  Organization

InvestorsBancorp, Inc. (the "Company") was incorporated under Wisconsin law on June 12, 1996, to be the holding company of InvestorsBank, a Wisconsin state bank located in Pewaukee, Wisconsin (the "Bank"). The Bank commenced business on September 8, 1997.

NOTE 2:  Accounting Policies

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1999 have been made. Such adjustments consisted only of normal recurring items. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation - The consolidated financial statements as of and for the periods presented include the accounts of the Company and the Bank, its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

NOTE 3: Change in Accounting Principles

In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 which requires all entities to expense start-up costs as incurred. During the first quarter of 1999, the Company adopted this Statement of Position and has expensed all remaining start-up costs. Adoption of this statement has no effect on prior year's shareholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


         The following discussion provides additional analysis of the financial statements and should be read in conjunction with this information. This discussion focuses on significant factors which affected the Company's financial performance during the quarter ended March 31, 1999, with comparisons to the quarter ended March 31, 1998. As of March 31, 1999, the Bank was the only subsidiary of the Company and its operations contributed all of the revenue and expenses for the year.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

         During the quarter ended March 31, 1999, the Company reported net income of $18,248 or $0.02 per share, as compared to a net loss of $32,143 or ($0.03) per share for the quarter ended March 31, 1998. Net income as of March 31, 1999 included the cumulative effect of a change in accounting principle that totaled $111,713 after income taxes. The Company adopted Statement of Position 98-5 that requires all entities to expense start-up costs as incurred. Income before cumulative effect of a change in accounting principle was $129,961 or $0.13 per share for the quarter ended March 31, 1999 compared to a net loss of $32,143 or ($0.03) per share for the same quarter last year. This enhanced profitability was primarily attributable to a significant increase in earning assets and the absence of certain non-recurring expenses incurred during the Company's initial development stage.

NET INTEREST INCOME

         Net interest income is the difference between interest income, including fees on loans, and interest expense, and is the largest contributing factor to net income for the Company. Total net interest income increased to $502,130 for the quarter ended March 31, 1999 from $223,722 for the quarter ended March 31, 1998. Significantly higher loan volumes resulted in a substantial increase in interest and fee income on loans which totaled $948,456 for the first quarter in 1999 compared to $322,507 for the first quarter in 1998. The majority of interest income on loans was derived from the commercial and commercial real estate loan portfolios which, in aggregate, comprised 83.7% of total loans at March 31, 1999. Interest earned on investment securities and federal funds sold totaling $193,748 and $31,194, respectively, were the other components of interest income. While the direction of future interest rates, competition, and other factors may have a significant impact, management anticipates interest income will continue to increase proportionally with the projected growth of the loan portfolio and other investments.

         Interest expense similarly increased to $671,268 for the quarter ended March 31, 1999 from $197,782 for the quarter ended March 31, 1998. Interest expense consisted predominantly of interest paid on money market accounts totaling $467,630 and certificates of deposit totaling $203,073 as of the quarter ended March 31, 1999. Interest expense is anticipated to continue to rise in 1999 as management expects these deposit instruments will remain the primary funding sources utilized by the Company to fund additional growth.

PROVISION FOR LOAN LOSSES

         The allowance for loan losses increased to $503,573 as of March 31, 1999 from $395,804 as of December 31, 1998. The allowance for loan losses is established through a provision for loan losses charged to expense. Due to substantial loan growth, loan loss provisions of $107,769 were expensed in first quarter 1999, as compared to $88,695 during the first quarter of 1998, to maintain the allowance for loan losses at 1.00% of total loans, net of residential mortgage loans held for sale on the secondary market.

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

         There were no loan charge-offs or recoveries, nor any impaired loans for the periods ended March 31, 1999 and December 31, 1998. While a comprehensive analysis of the allowance for loan losses is somewhat problematic due to the Company's relatively short history, management believes that the allowance is at an adequate level, based on the composition of the portfolio as well as regulatory guidelines.

NON-INTEREST INCOME AND EXPENSE

         Non-interest income for the quarter ended March 31, 1999 totaled $444,112 as compared to $280,339 for the quarter ended March 31, 1998. Management service fees totaled $213,411 for the quarter ended March 31, 1999 compared to $190,452 in the first quarter of 1998. The Company charges Bando McGlocklin Capital Corporation (BMCC), an affiliate of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. As of March 31, 1999, BMCC had loans under management totaling $123,367,637 and leased properties of $22,133,903. Other sources of non-interest income include $191,703 of service release fees received in first quarter 1999 compared to $85,679 in 1998's first quarter from the sale of residential mortgages originated for the secondary market. In addition, service charges related to deposit accounts totaled $6,978 and other income totaled $32,020 during the quarter ended March 31, 1999 compared to $2,287 and $1, 921, respectively, for the quarter ended March 31, 1998.

         Non-interest expense increased to $628,262 for the quarter ended March 31, 1999 as compared to $496,809 for the quarter ended March 31, 1998. The increase of $131,453 was primarily due to salaries and employee benefits expense increasing $120,719 due to additional employees and regular compensation increases. The Company as of March 31, 1999 had 28 full time equivalent employees and as of March 31, 1998, there were approximately 18 full time equivalents. Salaries and employee benefits totaled $469,083 and $348,364 for the quarters ended March 31, 1999 and 1998, respectively. These amounts included salaries that were reimbursed through the management services fee noted above. The other operating expenses, which included occupancy and fixed asset expense, data processing fees, advertising, investor communications, and professional fees, increased $10,734.

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

         For the quarter ended March 31, 1999, the Company recorded federal and state income tax expense of $80,250 before the cumulative effect of expensing start-up costs as incurred. The Company also has a deferred tax asset of $146,688. For the quarter ended March 31, 1998, the Company recorded a federal and state income benefit of $49,300 and had a deferred tax asset of $115,750. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for income tax expense for the quarter ended March 31, 1999 was 38.2%.

FINANCIAL CONDITION

         The Company reported total assets of $67,151,483 as of March 31, 1999 versus $63,101,382 as of December 31, 1998. Cash and due from banks and federal funds sold increased to $5,430,637 as of March 31, 1999 from $1,589,145 at December 31, 1998. The Company's investment securities portfolio decreased to $10,995,000 as of March 31, 1999 from $18,960,493 at year end.

         As of March 31,1999, investment securities consisted of $10,995,000 of taxable variable rate demand notes secured by irrevocable letters of credit from federally insured, domestic financial institutions. Although the notes have a long term maturity structure, the interest rate is adjustable weekly and the holder has the option to liquidate the security at 100% of par value within seven days upon proper notice. These instruments provide the Company with ready liquidity to provide for loan funding requirements. Management believes that the investment portfolio is adequately diversified.

         Loans continued to grow during the quarter. As of March 31, 1999, loans were $50,357,311 compared to $39,580,516 as of year end 1998. While most of the growth occurred in the commercial, industrial, and commercial real estate segments of the loan portfolio, residential real estate loans, including home equity credit facilities, also grew considerably. As of March 31, 1999, the Company had no mortgage loans held for sale. As of December 31, 1998, residential mortgage loans originated for sale on the secondary market totaled $2,232,657. Excluding the mortgage loans originated for sale, the allowance for loan losses remained at 1.00% of gross loans, totaling $503,573 at March 31, 1999 and $395,804 at year end 1998. In addition to loans outstanding, the Company had unfunded loan commitments totaling $24,530,798 as of March 31, 1999, although the Bank will participate $7,425,199 of those loans to BMCC. Loan demand continues to remain strong for both commercial and residential loans in the Company's trade area.

         Other assets at March 31, 1999 totaled $872,108 compared to $1,134,375 at December 31, 1998. Other assets at March 31, 1999 included net furniture and equipment of $122,835, accrued interest receivable on loans and investments of $362,061, excess servicing assets of $139,195 relating to loans sold to a third party, deferred tax asset of $146,688 and other miscellaneous assets of $101,329. A significant portion of the decrease in other assets was attributable to the adoption of Statement of Position 98-5 which required the Company to expense in the first quarter the remaining organizational and start-up costs of $183,780 and the decrease of $143,406 in a receivable from a related company.

         Total deposits increased to $59,368,817 at March 31, 1998 from $55,004,590 as of year end 1998. Indexed money market accounts comprised the largest portion of the deposit base totaling $42,311,601 as of March 31, 1999 compared to $35,842,546 as of December 31, 1998. Time certificates of deposit decreased to $13,483,663 compared to $15,215,270 as of year end. Time deposits included retail brokered deposits with maturities ranging from 1 to 3 years of $6,577,000 and $9,645,000 as of March 31,1999 and December 31, 1998,
respectively. In order for the Company to facilitate continued loan growth, management expects to continue to aggressively market and competitively price its money market and certificate of deposit products.

Other deposits outstanding as of March 31, 1999 included non-interest bearing accounts totaling $2,355,942 and interest bearing checking accounts (NOW accounts) of $1,217,611.

         Other liabilities decreased to $580,177 as of March 31, 1999 from $912,551 at December 31, 1998. Other liabilities as of March 31, 1999 consisted primarily of accrued interest payable totaling $330,317, as well as accrued expenses payable of $103,676, retained loan discount relating to loans sold to a third party totaling $122,606, and other miscellaneous liabilities of $23,578. The decrease was the result of lower accrued interest payable and lower accrued expenses.

CAPITAL RESOURCES

Capital ratios applicable to the Bank and the Company at March 31, 1999 and December 31, 1998 are as follows:

                                                                              TIER I
                                                       TOTAL RISK-BASED     RISK-BASED        LEVERAGE
                                                            CAPITAL           CAPITAL          RATIO
                                                       ----------------     ----------        --------
        Regulatory Capital Requirements:
        Minimum                                              8.00%             4.00%            4.00%
        Well-capitalized                                    10.00%             6.00%            5.00%

        At March 31, 1999:
        Bank                                                 14.6%             13.6%            11.0%
        Company                                              14.6%             13.6%            11.0%

        At December 31, 1998:
        Bank                                                 15.3%             14.5%            16.7%
        Company                                              15.3%             14.5%            16.7%


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

LIQUIDITY

         The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, accommodate possible deposit withdrawals, and take advantage of interest rate market opportunities in a cost effective manner. Although primary sources of funds are deposits and repayment of loan principal, the Company maintains a significant level of liquid assets to provide for potential funding needs. In addition to federal funds sold and cash balances as of March 31, 1999, the Company held $10,995,000 of marketable securities. Should an immediate need for funds arise, these assets may be readily liquidated with nominal risk of principal loss. Additionally, the Company has access to various alternative sources of funds including the purchase of federal funds from correspondent banks, the sale of commercial loans, and the acquisition of brokered deposits. Further, the Bank has a $3,000,000 revolving line of credit with one of its correspondent banks. There was no outstanding balance on the note as of March 31, 1999. Management believes that current liquidity levels are sufficient to meet anticipated loan demand, as well as absorb deposit withdrawals.

ASSET/LIABILITY MANAGEMENT

         The primary function of asset/liability management is to identify, measure, and control the extent to which changes in interest rates, commodity prices, or equity prices adversely affect a financial institution's earnings or economic capital. The Company's strategy is to optimize and stabilize net income across a wide range of interest rate cycles, while maintaining adequate liquidity and conforming to all applicable capital and other regulatory requirements.

         Changes in net interest income, other than volume related changes, arise when interest rates on assets reprice in a time frame or interest rate environment that is different from the repricing period for liabilities. Changes in net interest income also arise from changes in the mix of interest earning assets and interest-bearing liabilities.

         In the normal course of business, the Company engages in off-balance sheet activity to hedge interest rate risk. On April 24, 1998, the Company had entered into two interest rate swap agreements with a notional value totaling $6,103,000, structured as hedges of specific fixed-rate deposits whose terms coincide with the terms of the swap agreements. The swap agreements are structured so that the Company receives a fixed interest rate and pays a variable rate which is based on the federal funds rate. These instruments allow management to more closely balance the repricing opportunities of the Company's assets and liabilities, and thereby, reduce potential interest rate risk exposure.

         The Company does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates.

         Unlike most industries, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance and results of operations than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services as measured by the Consumer Price Index. As discussed previously, the Company's interest rate gap position in conjunction with the direction of the movement in interest rates, is an important factor in the Company's operating results.

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

         There are three third party utilities with which the Company has an important relationship, Ameritech, U S Xchange (phone service) and Wisconsin Electric Company (gas and electric service). The Company has not identified any practical, long-term alternatives for these basic utility services. In the event that the utilities significantly curtail or interrupt their services to the Company, it would have a significant adverse effect on the Company's ability to conduct its business.

         The Company also has tested all heating and air conditioning units, vault doors, alarms systems, networks, etc. and is not aware of any significant problems with such systems.

         The Company's cumulative costs of the Year 2000 project through the quarter ended March 31, 1999 totaled $12,500. At the present time, no situations that will require material cost expenditures to become fully compliant have been identified. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results. The estimated total cost of the Year 2000 project is currently $20,000. This includes costs to upgrade software and replace equipment specifically for the purpose of Year 2000 compliance and certain administrative expenditures.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, including the condition of the local real estate market, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, and accounting principles and policies. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                             AVERAGE BALANCE SHEETS


                                         FOR QUARTER ENDED         FOR YEAR ENDED
                                           MARCH 31, 1999         DECEMBER 31, 1998
                                         -----------------        -----------------
Cash and due from bank                     $  1,062,364           $    900,146
Federal funds sold                            2,875,500              6,131,460
Investment Securities                        15,601,664              6,245,720
Loans:
          Commercial                          3,181,274              8,793,611
          Commercial Real Estate             33,842,363             13,519,798
          Residential Real Estate             8,486,995              5,787,793
          Installment and consumer              208,536                121,804
                                           ------------           ------------
                    Total loans              45,719,168             28,223,006
          Less allowance for loan losses       (429,611)              (233,614)
                                           ------------           ------------
                    Net loans                45,289,557             27,989,392
Fixed assets                                    123,725                124,374
Other assets                                    736,503                722,592
                                           ------------           ------------
          Total assets                     $ 65,689,313           $ 42,113,684
                                           ============           ============

Demand deposits                            $  3,077,106           $  2,157,659
Interest bearing deposits
          NOW                                 1,091,367                781,378
          Money market                       38,999,803             22,515,705
          Time deposits                      14,525,183              9,220,705
                                           ------------           ------------
                    Total deposits           57,693,459             34,675,447
Other liabilities                               779,900                525,487
                                           ------------           ------------
          Total liabilities                  58,473,359             35,200,934
Equity capital                                7,215,954              6,912,750
                                           ------------           ------------
          Total liabilities and capital    $ 65,689,313           $ 42,113,684
                                           ============           ============

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

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      List of Exhibits

                      11   Statement Regarding Computation of Per Share Earnings

                      27   Financial Data Schedule (EDGAR version only)


                 (b)      Reports on Form 8-K

                          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                                  INVESTORSBANCORP, INC.
                                                  (Registrant)



                                                  /s/ George R. Schonath
                                                  -----------------------------
Date:  May 7, 1999                                George R. Schonath
                                                  President




                                                  /s/ Susan J. Hauke
                                                  -----------------------------
Date:  May 7, 1999                                Susan J. Hauke
                                                  Chief Accounting Officer