Form 10QSB
period 1999-06-30
INVESTORSBANCORP INC
filed 1999-08-13
CIK 1039454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999
                                                             -------------

                                       or

[ ]      Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from       to
                                                             -----   -----
                         Commission file number: 0-29400


                             INVESTORSBANCORP, INC.
             (Exact name of registrant as specified in its charter)


       Wisconsin                                                 39-1854234
       ---------                                                 ----------
(State or other jurisdiction                                   (I.R.S. Employer
     of incorporation)                                       Identification No.)

          W239 N1700 Busse Road
              P.O. Box 190
         Pewaukee, Wisconsin                                        53072-0190
         -------------------                                        ----------
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

As of August 11, 1999, the Issuer had 1,000,000 share of $0.01 par value Common Stock issued and outstanding.

                             INVESTORSBANCORP, INC.

                                FORM 10-QSB INDEX


PART 1.  FINANCIAL INFORMATION


Item 1.           Financial Statements

                  Consolidated Balance Sheet as of June 30, 1999 (Unaudited) and
                  December 31, 1998.................................................................. 3

                  Consolidated Statements of Income - For the Three and Six Months
                  Ended June 30, 1999 and 1998  (Unaudited).......................................... 4

                  Consolidated Statements of Changes in Shareholders' Equity - For the
                  Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)...................... 6

                  Consolidated Statement of Cash Flows - For the Six Months Ended
                  June 30, 199 and 1998  (Unaudited)................................................. 7

                  Notes to the Consolidated Financial Statements (Unaudited)......................... 8

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.............................................................. 9

PART II. OTHER INFORMATION

                  Item 1. Legal  Proceedings......................................................... 20

                  Item 2.  Changes in  Securities.................................................... 20

                  Item 3. Defaults  Upon Senior  Securities.......................................... 20

                  Item 4. Submission of Matters to a Vote of Security Holders........................ 20

                  Item 5  Other  Information......................................................... 20

                  Item 6.  Exhibits  and  Reports on Form 8-K........................................ 20

                  Signatures......................................................................... 21

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)





                                                                JUNE 30,           DECEMBER 31,
                                                                --------           ------------
                                                                  1999                 1998
                                                                  ----                 ----

ASSETS
Cash and due from banks                                       $ 1,974,385         $ 1,049,145
Federal funds sold                                                 70,000             540,000
Available for sale securities                                   7,400,000          14,980,000
Held to maturity securities, fair value of $3,980,493                --             3,980,493
Loans, less allowance for loan losses of $588,445 and
   $395,804, respectively                                      58,818,585          39,184,712
Mortgage loans held for sale                                      692,350           2,232,657
Furniture and equipment, net                                      112,574             126,760
Accrued interest receivable and other assets                      730,652           1,007,615
                                                              -----------         -----------
      Total assets                                            $69,798,546         $63,101,382
                                                              ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Demand                                                     $ 3,543,824         $ 2,616,842
   Savings and NOW accounts                                    43,341,933          37,172,478
   Time                                                        15,066,555          15,215,270
                                                              -----------         -----------
      Total deposits                                           61,952,312          55,004,590
Accrued interest payable and other liabilities                    540,259             912,551
                                                              -----------         -----------
      Total liabilities                                        62,492,571          55,917,141
                                                              -----------         -----------

Shareholders' equity:
Preferred stock, $0.01 par value; shares authorized
   1,000,000; no shares issued and outstanding                       --                  --
Common stock, $0.01 par value; shares authorized
   9,000,000; shares issued and outstanding 1,000,000              10,000              10,000
Additional paid in capital                                      6,979,900           6,979,900
Retained earnings                                                 316,075             194,341
                                                              -----------         -----------
      Total shareholders' equity                                7,305,975           7,184,241
                                                              -----------         -----------
      Total liabilities and shareholders' equity              $69,798,546         $63,101,382
                                                              ===========         ===========

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             Three Months Ended                       Six Months Ended
                                                             ------------------                       ----------------
                                                                 June 30,                                 June 30,
                                                                 --------                                 --------
                                                          1999               1998                1999                 1998
                                                          ----               ----                ----                 ----
Interest income:
   Interest and fees on loans                         $ 1,102,358         $   564,037         $ 2,050,814         $   886,544
   Interest on securities                                 101,314              67,946             295,062              87,012
   Interest on federal funds sold                          17,707              99,464              48,901             179,395
                                                      -----------         -----------         -----------         -----------
      Total interest income                             1,221,379             731,447           2,394,777           1,152,951

Interest expense - interest on deposits                   686,618             398,358           1,357,886             596,140
                                                      -----------         -----------         -----------         -----------
   Net interest income before provision for
      loan losses                                         534,761             333,089           1,036,891             556,811

Provision for loan losses                                  84,872              47,316             192,641             136,011
                                                      -----------         -----------         -----------         -----------
   Net interest income after provision for
      loan losses                                         449,889             285,773             844,250             420,800
                                                      -----------         -----------         -----------         -----------

Noninterest income:
   Service charges                                          7,974               3,897              14,952               6,271
   Service release premiums                               170,971             114,989             362,674             200,668
   Management services fees                               220,474             187,489             433,885             377,941
   Other income                                             6,356                --                38,376               1,834
                                                      -----------         -----------         -----------         -----------
      Total noninterest income                            405,775             306,375             849,887             586,714
                                                      -----------         -----------         -----------         -----------

Noninterest expense:
   Salaries and employee benefits                         529,034             342,046             998,117             690,410
   Occupancy expenses                                      22,591              20,421              44,131              42,638
   Equipment expenses                                      15,886              15,121              28,957              30,698
   Other expenses                                         120,425             121,278             244,993             231,929
                                                      -----------         -----------         -----------         -----------
      Total noninterest expense                           687,936             498,866           1,316,198             995,675
                                                      -----------         -----------         -----------         -----------

Income before income taxes                                167,728              93,282             377,939              11,839
Income tax expense (benefit)                               64,242              24,259             144,492             (25,041)
                                                      -----------         -----------         -----------         -----------

Income before cumulative effect of a
   change in accounting principle                         103,486              69,023             233,447              36,880
                                                      -----------         -----------         -----------         -----------

Cumulative effect of expensing start-up costs
   as incurred, net of income taxes                          --                  --               111,713                --
                                                      -----------         -----------         -----------         -----------

Net income                                            $   103,486         $    69,023         $   121,734         $    36,880
                                                      ===========         ===========         ===========         ===========

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                   (UNAUDITED)

                                                                Three Months Ended          Six Months Ended
                                                                ------------------          ----------------
                                                                     June 30,                  June 30,
                                                                     --------                  --------
                                                              1999          1998         1999          1998
                                                              ----          ----         ----          ----
Per share amounts:
Basic earnings per share:
   Income before cumulative effect of a change in
      accounting principle                                $   0.10      $   0.07      $   0.23      $   0.04
   Cumulative effect of expensing start-up
      costs as incurred                                        --            --           0.11          --
                                                          --------      --------      --------      --------
   Net income                                             $   0.10      $   0.07      $   0.12      $   0.04
                                                          ========      ========      ========      ========

Diluted earnings per share:
   Income before cumulative effect of a change in
      accounting principle                                $   0.10      $   0.07      $   0.23      $   0.04
   Cumulative effect of expensing start-up
      costs as incurred                                        --            --           0.11          --
                                                          --------      --------      --------      --------
   Net income                                             $   0.10      $   0.07      $   0.12      $   0.04
                                                          ========      ========      ========      ========

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                       Retained             Total
                                                   Common                              Earnings          Shareholders'
                                                   Stock             Surplus           (Deficit)            Equity
                                                   -----             -------           ---------            ------

BALANCE, December 31, 1997                      $   10,000         $6,979,900         $ (102,900)         $6,887,000

Net income for first six months of 1998               --                 --               36,880              36,880
                                                ----------         ----------         ----------          ----------
BALANCE, June 30, 1998                          $   10,000         $6,979,900         $  (66,020)         $6,923,880
                                                ==========         ==========         ==========          ==========

BALANCE, December 31, 1998                      $   10,000         $6,979,900         $  194,341          $7,184,241

Net income for first six months of 1999               --                 --              121,734             121,734
                                                ----------         ----------         ----------          ----------
BALANCE, June 30, 1999                          $   10,000         $6,979,900         $  316,075          $7,305,975
                                                ==========         ==========         ==========          ==========

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Six Months Ended
                                                                            ----------------
                                                                                June 30,
                                                                                --------
                                                                       1999                 1998
                                                                       ----                 ----
Cash flows from operating activities:
   Net income                                                    $    121,734           $    36,880
   Adjustments to reconcile net income to net cash
      net cash used in operating activities
   Depreciation                                                        20,304                12,648
   Provision for loan loss                                            192,641               136,011
   Amortization of organizational costs                                  --                  24,366
   Benefit for deferred taxes                                         (53,100)              (25,041)
   Net decrease in mortgage loans held for sale                     1,540,307                  --
   (Increase) decrease in assets:
      Interest receivable                                             (20,132)             (128,316)
      Other assets                                                    350,195               (49,191)
   Increase (decrease) in liabilities:
      Accrued interest                                               (191,670)              208,456
      Taxes payable                                                   (43,070)                 --
      Other liabilities                                              (137,552)               45,682
                                                                 ------------           -----------
Net cash provided by operating activities                           1,779,657               261,495
                                                                 ------------           -----------
Cash flows from investing activities:
   Net decrease (increase) in federal funds                           470,000              (340,000)
   Proceeds from sales of available for sale securities            10,775,000             3,775,000
   Purchase of available for sale securities                       (3,195,000)          (11,535,000)
   Proceeds from maturity of held to maturity securities            3,980,493                  --
   Purchase of furniture and equipment                                 (6,118)               (4,045)
   Net increase in loans                                          (19,826,514)          (18,515,195)
                                                                 ------------           -----------
Net cash used in investing activities                              (7,802,139)          (26,619,240)
                                                                 ------------           -----------
Cash flows from financing activities:
   Net increase in deposits                                         6,947,722            26,330,099
                                                                 ------------           -----------
Net cash provided by financing activities                           6,947,722            26,330,099
                                                                 ------------           -----------

Net increase (decrease) in cash and due from banks                    925,240               (27,646)
Cash and due from banks, beginning of period                        1,049,145             1,248,803
                                                                 ------------           -----------
Cash and due from banks, end of period                           $  1,974,385           $ 1,221,157
                                                                 ============           ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                   $  1,549,556           $   387,684
                                                                 ============           ===========
      Income taxes                                               $     60,000           $      --
                                                                 ============           ===========

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

NOTE 1.  ORGANIZATION

InvestorsBancorp, Inc. (the "Company") was incorporated under Wisconsin law on June 12, 1996, to be the holding company of InvestorsBank, a Wisconsin state bank located in Pewaukee, Wisconsin (the "Bank"). The Bank commenced business on September 8, 1997.

NOTE 2.  ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998 and the results of operations and cash flows for the three months and six months ended June 30, 1999 have been made. Such adjustments consisted only of normal recurring items. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation - The consolidated financial statements as of and for the period presented include the accounts of the Company and the Bank, its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides additional analysis of the financial statements and should be read in conjunction with this information. This discussion focuses on significant factors that affected the Company's earnings for the periods ended June 30, 1999 and 1998. As of June 30, 1999 and 1998, the Bank was the only subsidiary of the Company and its operations contributed all of the revenue and expenses.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

During the quarter ended June 30, 1999, the Company reported net income of $103,486, or $0.10 per share, as compared to net income of $69,023, or $0.07 per share for the quarter ended June 30, 1998. This enhanced profitability was primarily attributable to a significant increase in earning assets and the absence of non-recurring expenses which were incurred during the Company's initial development stage.

Net Interest Income

Net interest income is the difference between interest income, including fees on loans, and interest expense, and is the largest contributing factor to net income for the Company. Total net interest income increased to $534,761 for the quarter ended June 30, 1999 from $333,089 for the quarter ended June 30, 1998. Significantly higher loan volumes resulted in a substantial increase in interest and fee income on loans which totaled $1,102,358 for the three months ended June 30, 1999 compared to $564,037 for the three months ended June 30, 1998. The majority of interest income on loans was derived from the commercial and commercial real estate loan portfolios which, in aggregate, comprised 80.0% of total loans at June 30, 1999. Interest earned on investment securities and federal funds sold totaling $119,021 and $167,410, respectively, were the other components of interest income. While the direction of future interest rates, competition, and other factors may have a significant impact, management anticipates interest income will continue to increase proportionately with the growth of the loan portfolio and other investments.

Interest expense similarly increased to $686,618 for the quarter ended June 30, 1999 from $398,358 for the quarter ended June 30, 1998. Interest expense consisted predominantly of interest paid on money market accounts totaling $499,169 and certificates of deposit totaling $180,549 for the quarter ended June 30, 1999. Interest expense is anticipated to continue to rise in 1999 as management expects these deposit instruments will remain the primary funding sources utilized by the Company to fund additional growth.

Provision for Loan Losses

The allowance for loan losses increased to $588,445 as of June 30, 1999 from $395,804 as of December 31, 1998. The allowance for loan losses is established through a provision for loan losses charged to expense. Due in large part to substantial loan growth, a loan loss provision of $84,872 was expensed in the quarter ended June 30, 1999 as compared to $47,316 during the three months ended June 30, 1998. The allowance for loan losses remained at approximately 1.00% of total loans, net of residential mortgage loans held for sale on the secondary market.

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

There were no loan charge-offs or recoveries, nor any impaired loans during 1998 or the first half of 1999. While a comprehensive analysis of the allowance for loan losses is somewhat difficult due to the Company's relatively short operating history, management believes that the allowance was at an adequate level at June 30, 1999 based on the composition of the portfolio as well as regulatory guidelines.

Non-Interest Income and Expenses

Non-interest income for the quarter ended June 30, 1999 totaled $405,775 as compared to $306,375 for the quarter ended June 30, 1998. Management service fees totaled $220,474 for the quarter ended June 30, 1999 compared to $187,489 for the quarter ended June 30, 1998. The Company charges Bando McGlocklin Capital Corporation (BMCC), the former principal shareholder of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. As of June 30, 1999 BMCC had loans under management totaling $105,905,233 and leased properties of $24,977,745. Other sources of non-interest income included $170,971 of service release fees received in the three months ended June 30, 1999 compared to $114,989 for the three months ended June 30, 1998, from the sale of residential mortgages originated for the secondary market. Service charges and other income were $14,330 compared to $3,897 for the same periods.

Non-interest expense increased to $687,936 for the three months ended June 30, 1999 as compared to $498,866 for the three months ended June 30, 1998. The increase of $189,070 was primarily due to salaries and employee benefits expense increasing $186,988 due to additional employees and regular compensation increases. The Company as of June 30, 1999 had 29 full time equivalent employees and as of June 30, 1998 there were approximately 18 full time equivalents. Salaries and employee benefits totaled $529,034 and $342,046 for the three months ended June 30, 1999 and 1998, respectively. These amounts include salaries that were reimbursed through the management service fee noted above. The other operating expenses, which included occupancy and fixed asset expense, data processing fees, advertising, investor communications, and professional fees, increased $2,082.

Amounts provided for income tax expense or benefit are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences are related principally to tax exempt interest income, allowance for loan losses, depreciation, and operating loss carryforwards that will be used to offset future net operating income.

For the quarter ended June 30, 1999 the Company recorded federal and state income tax expense of $64,242. The Company also has a deferred tax asset of $146,688. For the quarter ended June 30, 1998 the Company recorded a federal and state income tax expense of $24,259 and had a deferred tax asset of $91,491. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for the expense for income taxes for the quarter ended June 30, 1999 was 38.3%.

FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

During the six months ended June 30, 1999 the Company reported net income of $121,734 or $0.12 per share as compared to $36,880 or $0.04 per share for the six months ended June 30, 1998. Net income as of June 30, 1999 included the cumulative effect of a change in accounting principle that totaled $111,713 after income taxes. The Company adopted Statement of Position 98-5 that requires all entities to expense start-up costs as incurred. Income before cumulative effect of a change in accounting principle was $233,447 or $0.23 per share for the quarter ended June 30, 1999.

Net Interest Income

Total net interest income for the period nearly doubled to $1,036,891 for the six months ended June 30, 1999 from $556,811 for the six months ended June 30, 1998. Interest income for the first half of 1999 consisted of $2,050,814 of interest on loans and fees on loans, $48,901 of interest on federal funds sold and $295,062 of interest on investment securities. During the first half of 1998, comparative amounts were $886,544, $179,395 and $87,012, respectively.

Management anticipates that interest income will continue to grow along with the loan portfolio and other assets of the Company.

Interest expense also increased to $1,357,886 for the six months ended June 30, 1999 as compared to $596,140 for the six months ended June 30, 1998. Average deposits for the six months ended June 30, 1999 were $58,518,303 compared to $22,668,790 for the six months ended June 30, 1998. As deposits continue to grow the interest expense will also grow.

Provision for Loan Losses

A loan loss provision of $192,641 was expensed during the six months ended June 30, 1999 as compared to $136,011 during the first six months of 1998. There were no loan charge-offs or recoveries nor any impaired loans for the six months ended June 30, 1999 and 1998.

Non-Interest Income and Expenses

Non-interest income for the six months ended June 30, 1999 totaled $849,887 as compared to $586,714 for the six months ended June 30, 1998. Management service fees totaled $433,885 for the first six months of 1999 as compared to $377,941 for the first six months of 1998. Service release fees were $362,674 compared to $200,668 for the same periods. In addition, service charges related to deposit accounts totaled $14,952 and other income totaled $38,376 during the six months ended June 30, 1999 compared to $6,271 and $1,834, respectively, for the six months ended June 30, 1998.

Non-interest expense increased to $1,316,198 for the six months ended June 30, 1998 as compared to $995,675 for the six months ended June 30, 1998. The increase of $320,523 was primarily due to salary and employee benefit expense increasing $307,707 due to additional employees and regular compensation increases. The Company as of June 30, 1999 had 29 full time equivalent employees and as of June 30, 1998 there were approximately 18 full time equivalents. Salaries and employee benefits totaled $998,117 and $690,410 for the six months ended June 30, 1999 and 1998, respectively. These amounts included salaries that were reimbursed through the management service fee noted above. The other operating expenses, which included occupancy and fixed asset expense, data processing fees, advertising, investor communications, and professional fees, were $318,081 compared to $305,265 for the same periods, an increase of $12,816.

For the six months ended June 30, 1999 the Company recorded federal and state income tax expense of $144,492 compared to an income tax benefit of $25,041 for the six months ended June 30, 1998. The Company also has a deferred tax asset of $146,688. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for the expense for income taxes for the six months ended June 30, 1999 was 38.2%.

FINANCIAL CONDITION

Assets

The Company reported total assets of $69,798,546 as of June 30, 1999 versus $63,101,382 as of December 31, 1998, a 10.6% increase. Cash and due from banks and federal funds sold increased to $2,044,385 as of June 30, 1999 from $1,589,145 at December 31, 1998. The Company's investment securities portfolio decreased to $7,400,000 as of June 30, 1999 from $18,960,493 at year end. The $11,560,493 decrease in the investment portfolio was the result of funding loan commitments in the first half of 1999. As of June 30, 1999 investment securities consisted of taxable variable rate demand notes secured by irrevocable letters of credit from federally insured, domestic financial institutions. Although the notes have a long term maturity structure, the interest rate is adjustable weekly and the holder has the option to liquidate the security at 100% of par value within seven days upon proper notice. These instruments provide the Company with ready liquidity to provide for loan funding requirements. Management believes that the investment portfolio is adequately diversified.

Loans continued to grow during the quarter. As of June 30, 1999 loans rose 50.3% to $59,407,030 compared to $39,580,516 as of December 31, 1998. While most of the growth occurred in the commercial, industrial and commercial real estate segments of the loan portfolio, residential real estate loans, including home equity credit facilities, also grew considerably. It is management's focus to grow the loan portfolio as much as possible. For the funding source of this loan growth the bank does not rely solely on its liquid assets, such as investments. The Bank has access to various off-balance sheet sources. As of June 30, 1999 the Company had $692,350 of loans held for sale. As of December 31, 1998 residential mortgage loans originated for sale on the secondary market totaled $2,232,657. Excluding the mortgage loans originated for sale, the allowance for loan losses remained at approximately 1.00% of gross loans, totaling $588,445 at June 30, 1999 and $395,804 at year end 1998. In addition to loans outstanding, the Company had unfunded loan commitments totaling $24,063,722 as of June 30, 1999, although the Bank intends to participate approximately $8,400,000 of those loans to BMCC and other third party lenders. Loan demand continues to remain strong for both commercial and residential loans in the Company's trade area. Despite the recent increase in residential loan rates, the Company continues to grow its market share.

Other assets at June 30, 1999 totaled $843,226 compared to $1,134,375 at December 31, 1998. Other assets at June 30, 1999 included net furniture and equipment of $112,574, accrued interest receivable on loans and investments of $346,468, excess servicing assets of $134,919 relating to loans sold to a third party, deferred tax assets of $146,688 and other miscellaneous assets of $102,577. A significant portion of the decrease in other assets was attributable to the adoption of Statement of Position 98-5 which required the Company to expense in the first quarter the remaining organizational and start-up costs of $183,780 and to the decrease of $136,428 in a receivable from a related company.

Liabilities

Total deposits increased to $61,952,312 at June 30, 1999 from $55,004,590 as of year end 1998. Indexed money market accounts comprised the largest portion of the deposit base totaling $42,022,568 as of June 30, 1999 compared to $35,842,546 as of December 31, 1998. Time certificates of deposit decreased to $15,066,555 compared to $15,215,270 as of year end. Time deposits included retail brokered deposits with maturities ranging from 1 to 3 years of $6,563,000 and $9,645,000 as of June 30, 1999 and December 31, 1998, respectively. In order for the Company to facilitate continued loan growth, management expects to continue to aggressively market and competitively price its money market and certificate of deposit products. Other deposits outstanding as of June 30, 1999 included non-interest bearing accounts totaling $3,543,824 and interest bearing checking accounts (NOW accounts) of $1,319,365.

Other liabilities decreased to $540,259 as of June 30, 1999 from $912,551 at December 31, 1998. Other liabilities as of June 30, 1999 consisted primarily of accrued interest payable totaling $261,381, as well as accrued expenses payable of $109,548, retained loan discount relating to loans sold to a third party totaling $118,900, and other miscellaneous liabilities of $50,430. The decrease was the result of lower accrued interest payable and lower accrued expenses.

CAPITAL RESOURCES

Capital ratios applicable to the Bank and the Company at June 30, 1999 and December 31, 1998 are as follows:


                                         Total            Tier I
                                       Risk-based       Risk-based       Leverage
                                        Capital          Capital          Ratio
                                        -------          -------          -----

Regulatory Capital Requirements:
   Minimum                                   8.0%             4.0%            4.0%
   Well-capitalized                         10.0%             6.0%            5.0%

At June 30, 1999
   Bank                                     13.0%            12.0%           10.9%
   Company                                  13.0%            12.0%           10.9%

At December 31, 1998
   Bank                                     15.3%            14.5%           16.7%
   Company                                  15.3%            14.5%           16.7%


Management anticipates its capital ratios will continue to decline in 1999 as additional loan growth occurs; however, management intends to maintain capital levels well in excess of minimums established by the regulatory authorities. The Bank has committed to the FDIC that the ratio of Tier I capital to total assets will not be less than 8% for the first three years of operations commencing September 8, 1997.

The application for a bank charter and for federal deposit insurance stated that the Bank would retain its earnings during the first three years of operation. As such, no dividends will be paid by the Company to the shareholders during that period. The Company expects that all earnings will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future.

Liquidity

The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, accommodate possible deposit withdrawals, and take advantage of interest rate market opportunities in a cost effective manner. Although primary sources of funds are deposits and repayment of loan principal, the Company maintains a significant level of liquid assets to provide for potential funding needs. In addition to federal funds sold and cash balances as of June 30, 1999 the Company held $7,400,000 of marketable securities. Should an immediate need for funds arise, these assets may be readily liquidated with nominal risk of principal loss. Additionally, the Company has access to various alternative sources of funds including the purchase of federal funds from correspondent banks, the sale of commercial loans, and the acquisition of brokered deposits. Further, the Bank has a $3,000,000 revolving line of credit with one of its correspondent banks. There was no outstanding balance on the note as of June 30, 1999. Management believes that current liquidity levels are sufficient to meet anticipated loan demand, as well as absorb deposit withdrawals.

Asset/Liability Management

The primary function of asset/liability management is to identify, measure and control the extent to which changes in interest rates, commodity prices or equity prices adversely affect a financial institution's earnings or economic capital. The Company's strategy is to optimize and stabilize net income across a wide range of interest rate cycles while maintaining adequate liquidity and conforming to all applicable capital and other regulatory requirements.

Changes in net interest income, other than volume related changes, arise when interest rates on assets reprice in a time frame or interest rate environment that is different from the repricing period for liabilities. Changes in net interest income also arise from changes in the mix of interest earning assets and interest bearing liabilities.

In the normal course of business, the Company engages in off-balance sheet activity to hedge interest rate risk. As of June 30, 1999 the Company had one interest rate swap agreement outstanding with a notional value totaling $3,027,000, structured as a hedge of specific fixed-rate deposits whose terms coincide with the terms of the swap agreement. The swap agreements are structured so that the Company receives a fixed interest rate and pays a variable rate which is based on the federal funds rate. These instruments allow management to more closely balance the repricing opportunities of the Company's assets and liabilities, and thereby, reduce potential rate risk exposure.

The Company does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates.

Unlike most industries, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance and results of operations than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services as measured by the Consumer Price Index. As discussed previously, the Company's interest rate gap position in conjunction with the direction of the movement in interest rates is an important factor in the Company's operating results.

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

In 1997, the Company moved into a newly constructed building. The move helped to make the Year 2000 problem manageable because most of the Company's systems were new purchases and the Year 2000 problem was factored into the Company's decisions. The move also started the process of identifying the hardware and software issues required assuring Year 2000 compliance. The Company began by assessing the issues related to the Year 2000 and the potential for those issues to adversely affect the Company's operations.

The Company has established a Year 2000 management committee to deal with this issue. It is the mission of this committee to identify areas subject to complication related to the Year 2000 and to initiate remedial measures designed to eliminate any adverse effects on the Company's operations. The committee has identified and tested all mission-critical software and hardware that may be adversely affected by the Year 2000 and has required vendors to represent that the systems and products provided are or will be Year 2000 compliant.

The Company licenses all software used in conducting its business from third party vendors. None of the Company's software has been internally developed. The Company has developed a comprehensive list of all software, all hardware and all service providers used by the Company. Every vendor and commercial customer has been contacted regarding the Year 2000 issue. The vendor of the primary software in use at the Company released its Year 2000 compliant software in September, 1998. Testing at the Company, using test scripts developed by the vendor was completed in the fall of 1998. The vendor has conducted proxy testing and has had an independent company rate the proxy testing. The Company's Year 2000 committee has analyzed the published results by the independent company and is satisfied that this vendor has proved itself Year 2000 compliant. The vendor will be conducting additional seminars and will report its progress monthly to the Company using a management report. In addition, the Company continues to monitor all other major vendors of services to the Company for Year 2000 issues in order to avoid shortages of supplies and services in the coming months.

There are three third party utilities with which the Company has an important relationship; Ameritech, U S Xchange (phone services) and Wisconsin Electric Company (gas and electric service). Ameritech announced March 31, 1999 that nearly all of their network components and IT systems were Year 2000 ready. U S Xchange has issued a Year 2000 Readiness Disclosure statement dated April 8, 1999 stating that they will be "Y2K Compliant" well before the Year 2000. Wisconsin Electric states that they are on schedule to have critical gas, electric and steam systems ready. The Company has not identified any practical, long-term alternatives for these basic utility services. In the event that the utilities significantly curtail or interrupt their services to the Company, it would have a significant adverse effect on the Company's ability to conduct its business.

The Company has also tested all heating and air conditioning units, vault doors, alarm systems, networks, etc. and is not aware of any significant problems with such systems.

The Company's cumulative costs of the Year 2000 project through the quarter ended June 30, 1999 totaled $13,000. At the present time, no situations that will require material cost expenditures to become fully compliant have been identified. However, the Year 2000 is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results. The estimated total cost of the Year 2000 project is currently $20,000. This includes costs to upgrade software, test hardware, including the local area network, and replace equipment specifically for the purpose of Year 2000 compliance and certain administrative expenditures.

It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers or even the possible loss of electric power or phone service; however, such costs could be substantial.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions guidelines, including the condition of the local real estate market, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and policies. These risks and uncertainties should be considered in evaluating forward-looking statement and undue reliance should not be placed on such statements.

          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                             AVERAGE BALANCE SHEETS


                                          For Six Months Ended     For Year Ended
                                              June 30, 1999      December 31, 1999
                                              -------------      -----------------

Cash and due from banks                     $  1,130,169          $    900,146
Federal funds sold                             2,240,663             6,131,460
Investment securities                         11,846,905             6,245,720
Loans:
   Commercial                                  3,771,634             8,793,611
   Commercial Real Estate                     37,864,471            13,519,798
   Residential Real Estate                     8,930,395             5,787,793
   Installment and consumer                      281,807               121,804
                                            ------------          ------------
      Total loans                             50,848,307            28,223,006
   Less allowance for loan losses               (484,829)             (233,614)
                                            ------------          ------------
      Net loans                               50,363,478            27,989,392
Fixed assets                                     121,086               124,374
Other assets                                     693,587               722,592
                                            ------------          ------------
      Total assets                          $ 66,395,888          $ 42,113,684
                                            ============          ============

Demand deposits                             $  2,997,437          $  2,157,659

Interest bearing deposits
   NOW                                         1,184,790               781,378
   Money market                               40,569,630            22,515,705
   Time deposits                              13,798,069             9,220,705
                                            ------------          ------------
      Total deposits                          58,549,926            34,675,447
Other liabilities                                689,458               525,487
                                            ------------          ------------
      Total liabilities                       59,239,384            35,200,934
Equity capital                                 7,156,504             6,912,750
                                            ------------          ------------
      Total liabilities and capital         $ 66,395,888          $ 42,113,684
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

                  None.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On May 6, 1999 the annual meeting of shareholders was held. At the meeting, Salvatore L. Bando and Terry L. Mather were elected to serve as Class II directors with terms expiring in 2002. Continuing as Class I directors (term expires in 2001) are George R. Schonath and Jon McGlocklin. Continuing as a Class III director (term expires in 2000) is Donald E. Sydow. The shareholders ratified the appointment of Virchow, Krause & Company LLP as the Company's independent public accountants for the year ending December 31, 1999.

                  There were 1,000,000 issued and outstanding shares of Common Stock outstanding at the time of the annual meeting. The voting on each item presented at the annual meeting was as follows:


                                                                          For           Withheld
                                                                          ---           --------
                  Election of Directors
                           Salvatore L. Bando                          862,158                     3,345
                           Terry L. Mather                             862,957                     2,546




                                                                 For         Not For    Abstain           Total
                                                                 ---         -------    -------           -----
                  Ratification of Accountants                 859,425         4,562       1,516         865,503



Item 5.           OTHER INFORMATION

                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      List of Exhibits

                           11 Statement Regarding Computation of Per Share Earnings

                           27       Financial Data Schedule (EDGAR version only)

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                            INVESTORSBANCORP, INC.
                                            (Registrant)


Date:    August 11, 1999                    /s/ George R. Schonath
                                            ----------------------
                                            George R. Schonath
                                            President



Date:    August 11, 1999                    /s/ Susan J. Hauke
                                            ------------------
                                            Susan J. Hauke
                                            Chief Accounting Officer