Form 10QSB
period 1999-09-30
INVESTORSBANCORP INC
filed 1999-11-08
CIK 1039454

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 30, 1999

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from       to
                                                        -----    -----
                        Commission file number: 0-29400


                             INVESTORSBANCORP, INC.
             (Exact name of registrant as specified in its charter)


                    Wisconsin                          39-1854234
                    ---------                          ----------
    (State or other jurisdiction of incorporation)    (I.R.S. Employer
                                                    Identification No.)

                W239 N1700 Busse Road
                     P.O. Box 190
                 Pewaukee, Wisconsin                   53072-0190
                 -------------------                   ----------
        (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code: (262) 523-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes    X           No
                                         -----            -----

As of November 1, 1999, the Issuer had 1,000,000 shares of $0.01 par value Common Stock issued and outstanding.

                             INVESTORSBANCORP, INC.

                               FORM 10-QSB INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements


         Consolidated Balance Sheet as of September 30, 1999 (Unaudited) and
         December 31, 1998............................................................ 3

         Consolidated Statements of Income - For the Three and Nine Months
         Ended September 30, 1999 and 1998 (Unaudited)................................ 4

         Consolidated Statements of Changes in Shareholders' Equity - For the
         Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited).......... 6

         Consolidated Statement of Cash Flows - For the Nine Months Ended
         September 30, 1999 and 1998 (Unaudited) ..................................... 7

         Notes to the Consolidated Financial Statements (Unaudited) .................. 8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ....................................................... 9


PART II. OTHER INFORMATION


         Item 1. Legal Proceedings .................................................. 21

         Item 2. Changes in Securities .............................................. 21

         Item 3. Defaults Upon Senior Securities ....................................  1

         Item 4. Submission of Matters to a Vote of Security Holders ................ 21

         Item 5  Other Information................................................... 21

         Item 6. Exhibits and Reports on Form 8-K ................................... 21

         Signatures ................................................................. 22


                     INVESTORSBANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                                 -------------         ------------
                                                                                     1999                 1998
                                                                                     ----                 ----
ASSETS
Cash and due from banks                                                            $ 1,331,146          $ 1,049,145
Federal funds sold                                                                     175,000              540,000
Available for sale securities                                                        4,285,000           14,980,000
Held to maturity securities, fair value of $3,980,493                                        -            3,980,493
Loans, less allowance for loan losses of $709,449 and
   $395,804, respectively                                                           70,235,408           39,184,712
Mortgage loans held for sale                                                           608,000            2,232,657
Furniture and equipment, net                                                           103,372              126,760
Accrued interest receivable and other assets                                           834,810            1,007,615
                                                                            -------------------   ------------------
      TOTAL ASSETS                                                                $ 77,572,736         $ 63,101,382
                                                                            ===================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Demand                                                                          $ 5,174,069          $ 2,616,842
   Savings and NOW accounts                                                         44,665,009           37,172,478
   Time                                                                             19,619,057           15,215,270
                                                                            -------------------   ------------------
      TOTAL DEPOSITS                                                                69,458,135           55,004,590
Accrued interest payable and other liabilities                                         670,157              912,551
                                                                            -------------------   ------------------
      TOTAL LIABILITIES                                                             70,128,292           55,917,141
                                                                            -------------------   ------------------

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value; shares authorized
   1,000,000; no shares issued and outstanding                                               -                    -
Common stock, $0.01 par value; shares authorized
   9,000,000; shares issued and outstanding 1,000,000                                   10,000               10,000
Additional paid in capital                                                           6,979,900            6,979,900
Retained earnings                                                                      454,544              194,341
                                                                            -------------------   ------------------
      TOTAL SHAREHOLDERS' EQUITY                                                     7,444,444            7,184,241
                                                                            -------------------   ------------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 77,572,736         $ 63,101,382
                                                                            ===================   ==================

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             ------------------                   -----------------
                                                                SEPTEMBER 30,                        SEPTEMBER 30,
                                                                -------------                        -------------
                                                           1999               1998              1999              1998
                                                           ----               ----              ----              ----
INTEREST INCOME:
   Interest and fees on loans                             $1,344,269          $ 737,043        $3,395,083        $1,623,587
   Interest on securities                                     78,322            118,618           373,384           205,630
   Interest on federal funds sold                             13,071             93,406            61,972           272,801
                                                      ---------------    ---------------   ---------------   ---------------
      TOTAL INTEREST INCOME                                1,435,662            949,067         3,830,439         2,102,018

Interest expense - interest on deposits                      798,386            536,174         2,156,272         1,132,314
                                                      ---------------    ---------------   ---------------   ---------------

   NET INTEREST INCOME BEFORE PROVISION FOR
      LOAN LOSSES                                            637,276            412,893         1,674,167           969,704

Provision for loan losses                                    121,004             75,692           313,645           211,703
                                                      ---------------    ---------------   ---------------   ---------------
   NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                                            516,272            337,201         1,360,522           758,001
                                                      ---------------    ---------------   ---------------   ---------------

NONINTEREST INCOME:
   Service charges                                            10,998              5,481            25,950            11,752
   Service release premiums                                  117,709            127,790           480,383           328,458
   Management services fees                                  211,547            197,087           645,432           575,028
   Other income                                                9,155              6,236            47,531             8,070
                                                      ---------------    ---------------   ---------------   ---------------
      TOTAL NONINTEREST INCOME                               349,409            336,594         1,199,296           923,308
                                                      ---------------    ---------------   ---------------   ---------------

NONINTEREST EXPENSE:
   Salaries and employee benefits                            499,230            417,439         1,497,347         1,107,849
   Occupancy expenses                                          7,984             22,799            52,115            65,437
   Equipment expenses                                         14,499             12,469            43,456            43,167
   Other expenses                                            124,349            123,052           369,342           354,981
                                                      ---------------    ---------------   ---------------   ---------------
      TOTAL NONINTEREST EXPENSE                              646,062            575,759         1,962,260         1,571,434
                                                      ---------------    ---------------   ---------------   ---------------

INCOME BEFORE INCOME TAXES                                   219,619             98,036           597,558           109,875
Income tax expense (benefit)                                  81,150             24,625           225,642              (416)
                                                      ---------------    ---------------   ---------------   ---------------

INCOME BEFORE CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE                            138,469             73,411           371,916           110,291
                                                      ---------------    ---------------   ---------------   ---------------

Cumulative effect of expensing start-up costs
   as incurred, net of income taxes                                -                  -           111,713                 -
                                                      ---------------    ---------------   ---------------   ---------------

NET INCOME                                                 $ 138,469           $ 73,411         $ 260,203         $ 110,291
                                                      ===============    ===============   ===============   ===============

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 ------------------                 -----------------
                                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                                    -------------                      -------------
                                                              1999              1998              1999              1998
                                                              ----              ----              ----              ----
PER SHARE AMOUNTS:
   BASIC EARNINGS PER SHARE:
      Income before cumulative effect of a change in
         accounting principle                                    $ 0.14            $ 0.07            $ 0.37            $ 0.11
      Cumulative effect of expensing start-up
         costs as incurred                                            -                 -              0.11                 -
                                                          --------------    --------------    --------------    --------------
      Net income                                                 $ 0.14            $ 0.07            $ 0.26            $ 0.11
                                                          ==============    ==============    ==============    ==============

   DILUTED EARNINGS PER SHARE:
      Income before cumulative effect of a change in
         accounting principle                                    $ 0.14            $ 0.07            $ 0.37            $ 0.11
      Cumulative effect of expensing start-up
         costs as incurred                                            -                 -              0.11                 -
                                                          --------------    --------------    --------------    --------------
      Net income                                                 $ 0.14            $ 0.07            $ 0.26            $ 0.11
                                                          ==============    ==============    ==============    ==============

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                               RETAINED              TOTAL
                                                       COMMON                                  EARNINGS          SHAREHOLDERS'
                                                       STOCK              SURPLUS             (DEFICIT)             EQUITY
                                                       -----              -------             ---------             ------
BALANCE, December 31, 1997                            $ 10,000          $ 6,979,900           $(102,900)         $ 6,887,000

Net income for first nine months of 1998                  -                   -                 110,291              110,291
                                                      ---------         ------------          ----------         ------------

BALANCE, September 30, 1998                           $ 10,000          $ 6,979,900           $   7,391          $ 6,997,291
                                                      =========         ============          ==========         ============


BALANCE, December 31, 1998                            $ 10,000          $ 6,979,900           $ 194,341          $ 7,184,241

Net income for first nine months of 1999                  -                   -                 260,203              260,203
                                                      ---------         ------------          ----------         ------------

BALANCE, September 30, 1999                           $ 10,000          $ 6,979,900           $ 454,544          $ 7,444,444
                                                      =========         ============          ==========         ============

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                        -----------------
                                                                          SEPTEMBER 30,
                                                                          -------------
                                                                     1999                1998
                                                                     ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $    260,203         $    110,291
   Adjustments to reconcile net income to net cash
      net cash used in operating activities
   Depreciation                                                       30,607               19,237
   Provision for loan loss                                           313,645              211,703
   Amortization of organizational costs                              183,780               36,550
   Benefit for deferred taxes                                        (53,100)                (416)
   Net decrease in mortgage loans held for sale                    1,624,657                    -
   (Increase) decrease in assets:
      Interest receivable                                           (123,913)            (131,286)
      Other assets                                                   166,038             (132,174)
   Increase (decrease) in liabilities:
      Accrued interest                                              (138,927)             285,297
      Taxes payable                                                    8,080                    -
      Other liabilities                                             (111,547)              95,914
                                                                ------------         ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          2,159,523              495,116
                                                                ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease (increase) in federal funds                          365,000           (1,391,000)
   Proceeds from sales of available for sale securities           14,890,000            4,625,000
   Purchase of available for sale securities                      (4,195,000)         (13,010,000)
   Proceeds from maturity of held to maturity securities           3,980,493                    -
   Purchase of furniture and equipment                                (7,219)             (21,249)
   Net increase in loans                                         (31,364,341)         (28,364,503)
                                                                ------------         ------------
NET CASH USED IN INVESTING ACTIVITIES                            (16,331,067)         (38,161,752)
                                                                ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                       14,453,545           37,711,572
                                                                ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         14,453,545           37,711,572
                                                                ------------         ------------

Net increase (decrease) in cash and due from banks                   282,001               44,936
Cash and due from banks, beginning of period                       1,049,145            1,248,803
                                                                ------------         ------------
CASH AND DUE FROM BANKS, END OF PERIOD                          $  1,331,146         $  1,293,739
                                                                ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
      Interest                                                  $  2,295,199         $    693,552
                                                                ============         ============
      Income taxes                                              $     90,000         $          -
                                                                ============         ============

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


NOTE 1.  ORGANIZATION

InvestorsBancorp, Inc. (the "Company") was incorporated under Wisconsin law on June 12, 1996, to be the holding company of InvestorsBank, a Wisconsin state bank located in Pewaukee, Wisconsin (the "Bank"). The Bank commenced business on September 8, 1997.

NOTE 2.  ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998 and the results of operations and cash flows for the three months and nine months ended September 30, 1999 have been made. Such adjustments consisted only of normal recurring items. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation - The consolidated financial statements as of and for the period presented include the accounts of the Company and the Bank, its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

NOTE 2.  SUBSEQUENT EVENTS

On November 1, 1999, the Company declared a 5% stock dividend to shareholders of record on December 31, 1999. The stock dividend will be payable on January 15, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides additional analysis of the financial statements and should be read in conjunction with this information. This discussion focuses on significant factors that affected the Company's earnings for the periods ended September 30, 1999 and 1998. As of September 30, 1999 and 1998, the Bank was the only subsidiary of the Company and its operations contributed all of the revenue and expenses.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

During the quarter ended September 30, 1999, the Company reported net income of $138,469, or $0.14 per share, as compared to net income of $73,411, or $0.07 per share for the quarter ended September 30, 1998, an 89% increase. This enhanced profitability was primarily attributable to a 45% increase in earning assets and the absence of non-recurring expenses which were incurred during the Company's initial development stage. The current year, which ends December 31, 1999, will be the Company's second full year of operation.

Net Interest Income

Net interest income is the difference between interest income, including fees on loans, and interest expense, and is the largest contributing factor to net income for the Company. Total net interest income increased 54% to $637,276 for the quarter ended September 30, 1999 from $412,893 for the quarter ended September 30, 1998. Significantly higher loan volumes resulted in an 82% increase in interest and fee income on loans which totaled $1,344,269 for the three months ended September 30, 1999 compared to $737,043 for the three months ended September 30, 1998. The majority of interest income on loans was derived from the commercial and commercial real estate loan portfolios which, in aggregate, comprised approximately 80% of total loans at September 30, 1999. Interest earned on investment securities and federal funds sold totaling $78,322 and $13,071, respectively, were the other components of interest income. While the direction of future interest rates, competition, and other factors may have a significant impact, management anticipates interest income will continue to increase proportionately with the growth of the loan portfolio and other investments.

Interest expense similarly increased 49% to $798,386 for the quarter ended September 30, 1999 from $536,174 for the quarter ended September 30, 1998. Interest expense consisted predominantly of interest paid on money market accounts totaling $524,009 and certificates of deposit totaling $258,140 for the quarter ended September 30, 1999. Interest expense is anticipated to continue to rise in the near future as management expects these deposit instruments will remain the primary funding sources utilized by the Company to fund additional growth.

Provision for Loan Losses

The allowance for loan losses increased 79% to $709,449 as of September 30, 1999 from $395,804 as of December 31, 1998. The allowance for loan losses is established through a provision for loan losses charged to expense. Due in large part to substantial loan growth, a loan loss provision of $121,004 was expensed in the quarter ended September 30, 1999 as compared to $75,692 during the three months ended September 30, 1998. The allowance for loan losses remained at approximately 1.00% of total loans, net of residential mortgage loans held for sale on the secondary market.

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

There were no loan charge-offs or recoveries, nor any impaired loans during 1998 or the first nine months of 1999. While a comprehensive analysis of the allowance for loan losses is somewhat difficult due to the Company's relatively short operating history, management believes that the allowance was at an adequate level at September 30, 1999 based on the composition of the portfolio as well as regulatory guidelines.

Non-Interest Income and Expenses

Non-interest income for the quarter ended September 30, 1999 totaled $349,409 as compared to $336,594 for the quarter ended September 30, 1998, a 4% increase. Management service fees totaled $211,547 for the quarter ended September 30, 1999 compared to $197,087 for the quarter ended September 30, 1998. The Company charges Bando McGlocklin Capital Corporation (BMCC), the former principal shareholder of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. As of September 30, 1999, the Company had BMCC loans under management totaling $101,989,161 and leased properties of $25,248,805. Other sources of non-interest income included $117,709 of service release fees received in the three months ended September 30, 1999 compared to $127,790 for the three months ended September 30, 1998, from the sale of residential mortgages originated for the secondary market. Service charges and other income were $20,153 compared to $11,717 for the same periods.

Non-interest expense increased 12% to $646,062 for the three months ended September 30, 1999 as compared to $575,759 for the three months ended September 30, 1998. The increase of $70,303 was primarily due to salaries and employee benefits expense increasing $81,791 due to additional employees and regular compensation increases. During the quarter ended September 30, 1999, the Company had an average of 28 full time equivalent employees compared to an average of 22 full time equivalents for the prior year's third quarter. Salaries and employee benefits totaled $499,230 and $417,439 for the three months ended September 30, 1999 and 1998, respectively. These amounts include salaries that were reimbursed through the management service fee noted above. The other operating expenses, which included occupancy and fixed asset expense, data processing fees, advertising, investor communications, and professional fees, decreased $11,488.

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

For the quarter ended September 30, 1999, the Company recorded federal and state income tax expense of $81,150. The Company also has a deferred tax asset of $146,688. For the quarter ended September 30, 1998 the Company recorded a federal and state income tax expense of $24,625 and had a deferred tax asset of $66,866. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for the expense for income taxes for the quarter ended September 30, 1999 was 37%.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

During the nine months ended September 30, 1999, the Company reported net income of $260,203 or $0.26 per share as compared to $110,291 or $0.11 per share for the nine months ended September 30, 1998, a 136% increase. Net income as of September 30, 1999 was reduced by the cumulative effect of a change in accounting principle that totaled $111,713 after income taxes. The Company adopted Statement of Position 98-5 that requires all entities to expense start-up costs as incurred. Income before cumulative effect of a change in accounting principle was $371,916 or $0.37 per share for the nine months ended September 30, 1999.

Net Interest Income

Total net interest income for the period increased 73% to $1,674,167 for the nine months ended September 30, 1999 from $969,704 for the nine months ended September 30, 1998. Interest income for the first nine months of 1999 consisted of $3,395,083 of interest on loans and fees on loans, $61,972 of interest on federal funds sold and $373,384 of interest on investment securities.

During the first nine months of 1998, comparative amounts were $1,623,587, $272,801 and $205,630, respectively. Management anticipates that interest income will continue to grow along with the loan portfolio and other assets of the Company.

Interest expense nearly doubled to $2,156,272 for the nine months ended September 30, 1999 as compared to $1,132,314 for the nine months ended September 30, 1998. Average deposits for the nine months ended September 30, 1999 were $60,916,789 compared to $29,094,239 for the nine months ended September 30, 1998. As deposits continue to grow, the interest expense will also increase.

Provision for Loan Losses

A loan loss provision of $313,645 was expensed during the nine months ended September 30, 1999 as compared to $211,703 during the first nine months of 1998, a 48% increase. There were no loan charge-offs or recoveries nor any impaired loans for the nine months ended September 30, 1999 and 1998.

Non-Interest Income and Expenses

Non-interest income for the nine months ended September 30, 1999 increased 30% to $1,199,296 as compared to $923,308 for the nine months ended September 30, 1998. Management service fees totaled $645,432 for the first nine months of 1999 as compared to $575,028 for the first nine months of 1998, a 12% increase. Service release fees increased 46% to $480,383 from $328,458 for the same period. In addition, service charges related to deposit accounts totaled $25,950 and other income totaled $47,531 during the nine months ended September 30, 1999 compared to 11,752 and $8,070, respectively, for the nine months ended September 30, 1998.

Non-interest expense increased 25% to $1,962,260 for the nine months ended September 30, 1999 as compared to $1,571,434 for the nine months ended September 30, 1998. The increase of $390,826 was primarily due to salary and employee benefit expense increasing $389,498 due to additional employees and regular compensation increases. For the nine months ended September 30, 1999 the Company had an average of 28 full time equivalent employees and for the nine months ended September 30, 1998 there was an average of 19 full time equivalents. Salaries and employee benefits totaled $1,497,347 and $1,107,849 for the nine months ended September 30, 1999 and 1998, respectively. These amounts included salaries that were reimbursed through the management service fee noted above. The other operating expenses, which included occupancy and fixed asset expense, data processing fees, advertising, investor communications, and professional fees, were $464,913 compared to $463,585 for the same periods, an increase of $1,328.

For the nine months ended September 30, 1999, the Company recorded federal and state income tax expense of $225,642 compared to an income tax benefit of $416 for the nine months ended September 30, 1998. The Company also has a deferred tax asset of $146,688. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for the expense for income taxes for the nine months ended September 30, 1999 was 38%.

FINANCIAL CONDITION

Assets

The Company reported total assets of $77,572,736 as of September 30, 1999 versus $63,101,382 as of December 31, 1998, a 23% increase. Cash and due from banks and federal funds sold decreased to $1,506,146 as of September 30, 1999 from $1,589,145 at December 31, 1998. The Company's investment securities portfolio decreased to $4,285,000 as of September 30, 1999 from $18,960,493 at year end. The $14,675,493 decrease in the investment portfolio was the result of funding loan commitments in the first nine months of 1999. As of September 30, 1999 investment securities consisted of taxable variable rate demand notes secured by irrevocable letters of credit from federally insured, domestic financial institutions. Although the notes have a long term maturity structure, the interest rate is adjustable weekly and the holder has the option to liquidate the security at 100% of par value within seven days upon proper notice. These instruments provide the Company with ready liquidity to provide for loan funding requirements. Management believes that the investment portfolio is adequately diversified.

Loans continued to grow during the quarter. As of September 30, 1999, loans rose 79% to $70,944,857 compared to $39,580,516 as of December 31, 1998. While most of the growth occurred in the commercial, industrial and commercial real estate segments of the loan portfolio, residential real estate loans, including home equity credit facilities, also grew considerably. It is management's focus to grow the loan portfolio as much as possible. For the funding source of this loan growth the Company does not rely solely on its liquid assets, such as investments. The Company has access to various off-balance sheet sources. As of September 30, 1999, the Company had $608,000 of loans held for sale. As of December 31, 1998, residential mortgage loans originated for sale on the secondary market totaled $2,232,657. Excluding the mortgage loans originated for sale, the allowance for loan losses remained at approximately 1.00% of gross loans, totaling $709,449 at September 30, 1999 and $395,804 at year end 1998. In addition to loans outstanding, the Company had unfunded loan commitments totaling $23,455,000 as of September 30, 1999, although the Company intends to participate approximately $8,892,000 of those loans to BMCC and other third party lenders. Loan demand continues to remain strong for both commercial and residential loans in the Company's trade area. Despite the recent increase in residential loan rates, the Company continues to grow its market share.

Other assets at September 30, 1999 totaled $938,182 compared to $1,134,375 at December 31, 1998. Other assets at September 30, 1999 included net furniture and equipment of $103,372, accrued interest receivable on loans and investments of $450,249, excess servicing assets of $130,643 relating to loans sold to a third party, deferred tax assets of $146,688 and other miscellaneous assets of $107,230. A significant portion of the decrease in other assets was attributable to the adoption of Statement of Position 98-5 which required the Company to expense in the first quarter the remaining organizational and start-up costs of $183,780.

Liabilities

Total deposits increased 26% to $69,458,135 at September 30, 1999 from $55,004,590 as of year end 1998. Indexed money market accounts comprised the largest portion of the deposit base totaling $43,221,006 as of September 30, 1999 compared to $35,842,546 as of December 31, 1998. Time certificates of deposit increased to $19,619,057 compared to $15,215,270 as of year end. Time deposits included retail brokered deposits with maturities ranging from 1 to 3 years of $6,274,000 and $9,645,000 as of September 30, 1999 and December 31, 1998, respectively. In order for the Company to facilitate continued loan growth, management expects to continue to aggressively market and competitively price its money market and certificate of deposit products. Other deposits outstanding as of September 30, 1999 included non-interest bearing accounts totaling $5,174,069 and interest bearing checking accounts (NOW accounts) of $1,444,003.

Other liabilities decreased to $670,157 as of September 30, 1999 from $912,551 at December 31, 1998. Other liabilities as of September 30, 1999 consisted primarily of accrued interest payable totaling $314,124, as well as accrued expenses payable of $177,100, retained loan discount relating to loans sold to a third party totaling $115,194, and other miscellaneous liabilities of $63,739. The decrease was the result of lower accrued interest payable and lower accrued expenses.

CAPITAL RESOURCES

Capital ratios applicable to the Bank and the Company at September 30, 1999 and December 31, 1998 are as follows:

                                                      Total                Tier I
                                                    Risk-based           Risk-based            Leverage
                                                     Capital              Capital               Ratio
                                                  --------------       --------------       -------------
Regulatory Capital Requirements:
   Minimum                                            8.0%                 4.0%                 4.0%
   Well-capitalized                                  10.0%                 6.0%                 5.0%

At September 30, 1999
   Bank                                              11.5%                10.5%                10.1%
   Company                                           11.5%                10.5%                10.1%

At December 31, 1998
   Bank                                              15.3%                14.5%                16.7%
   Company                                           15.3%                14.5%                16.7%


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

Liquidity

The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, accommodate possible deposit withdrawals, and take advantage of interest rate market opportunities in a cost effective manner. Although primary sources of funds are deposits and repayment of loan principal, the Company maintains a significant level of liquid assets to provide for potential funding needs. In addition to federal funds sold and cash balances as of September 30, 1999, the Company held $4,285,000 of marketable securities. Should an immediate need for funds arise, these assets may be readily liquidated with nominal risk of principal loss. Additionally, the Company has access to various alternative sources of funds including the purchase of federal funds from correspondent banks, the sale of commercial loans, and the acquisition of brokered deposits. Further, the Bank has a $3,000,000 revolving line of credit with one of its correspondent banks. There was no outstanding balance on the note as of September 30, 1999. Management believes that current liquidity levels are sufficient to meet anticipated loan demand, as well as absorb deposit withdrawals.

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

In the normal course of business, the Company engages in off-balance sheet activity to hedge interest rate risk. As of September 30, 1999, the Company had one interest rate swap agreement outstanding with a notional value totaling $3,027,000, structured as a hedge of specific fixed-rate deposits whose terms coincide with the terms of the swap agreement. The swap agreements are structured so that the Company receives a fixed interest rate and pays a variable rate which is based on the federal funds rate. These instruments allow management to more closely balance the repricing opportunities of the Company's assets and liabilities, and thereby, reduce potential rate risk exposure.

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

The Company licenses all software used in conducting its business from third party vendors. None of the Company's software has been internally developed. The Company has developed a comprehensive list of all software, all hardware and all service providers used by the Company. Every vendor and commercial customer has been contacted regarding the Year 2000 issue. The vendor of the primary software in use at the Company has released its Year 2000 compliant software. Testing at the Company, using test scripts developed by the vendor was completed in the fall of 1998. The vendor has conducted proxy testing and has had an independent company rate the proxy testing. The Company's Year 2000 committee has analyzed the published results by the independent company and is satisfied that this vendor has proved itself Year 2000 compliant. The vendor has been conducting seminars and has issued its final management report. The primary software vendor will continue to work with the Company throughout the year end and into the Year 2000. In addition, the Company continues to monitor all other major vendors of services to the Company for Year 2000 issues in order to avoid shortages of supplies and services in the coming months.

There are three third party utilities with which the Company has an important relationship; Ameritech, U S Xchange (phone services) and Wisconsin Electric Company (gas and electric service). As of September 30, 1999, Ameritech's corporate information services organization had completed its Year 2000 remediation, certification and deployment activity on 100% of Ameritech's information systems and applications. U S Xchange has issued a Year 2000 Readiness Disclosure statement dated April 8, 1999 stating that they will be "Y2K Compliant" well before the Year 2000. Wisconsin Electric has stated that they are on schedule to have critical gas, electric and steam systems ready. The Company has not identified any practical, long-term alternatives for these basic utility services. In the event that the utilities significantly curtail or interrupt their services to the Company, it would have a significant adverse effect on the Company's ability to conduct its business.

The Company has also tested all heating and air conditioning units, vault doors, alarm systems, networks, etc. and is not aware of any significant problems with such systems.

The Company's cumulative costs of the Year 2000 project through the quarter ended September 30, 1999 totaled $13,000. At the present time, no situations that will require material cost expenditures to become fully compliant have been identified. However, the Year 2000 is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results. The estimated total cost of the Year 2000 project is currently $20,000. This includes costs to upgrade software, test hardware, including the local area network, and replace equipment specifically for the purpose of Year 2000 compliance and certain administrative expenditures.

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

RECENT REGULATORY DEVELOPMENTS

Pending Legislation

On November 2, 1999, the Conference Committee on financial services reform approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

National banks are also authorized by the Act to engage, through "financial subsidiaries", in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

The Act must be approved by the House of Representatives and the Senate, and signed by the President, before it will take effect. At this time, the Company is unable to predict the impact the Act may have on the Company and its subsidiaries.


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

          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                             AVERAGE BALANCE SHEETS


                                                      FOR NINE MONTHS ENDED            FOR YEAR ENDED
                                                       SEPTEMBER 30, 1999             DECEMBER 31, 1998
                                                       ------------------             -----------------
Cash and due from banks                                      $ 1,198,205                     $ 900,146
Federal funds sold                                             1,846,553                     6,131,460
Investment securities                                          9,750,952                     6,245,720
Loans:
   Commercial                                                  6,136,323                     8,793,611
   Commercial Real Estate                                     38,987,114                    13,519,798
   Residential Real Estate                                    10,448,185                     5,787,793
   Installment and consumer                                      257,719                       121,804
                                                       ------------------            ------------------
      Total loans                                             55,829,341                    28,223,006
   Less allowance for loan losses                               (532,075)                     (233,614)
                                                       ------------------            ------------------
      Net loans                                               55,297,266                    27,989,392
Fixed assets                                                     116,877                       124,374
Other assets                                                     690,753                       722,592
                                                       ------------------            ------------------
      Total assets                                          $ 68,900,606                  $ 42,113,684
                                                       ==================            ==================

Demand deposits                                              $ 3,272,947                   $ 2,157,659
Interest bearing deposits
   NOW                                                         1,269,663                       781,378
   Money market                                               40,979,690                    22,515,705
   Time deposits                                              15,394,489                     9,220,705
                                                       ------------------            ------------------
      Total deposits                                          60,916,789                    34,675,447
Other liabilities                                                755,180                       525,487
                                                       ------------------            ------------------
      Total liabilities                                       61,671,969                    35,200,934
Equity capital                                                 7,228,637                     6,912,750
                                                       ------------------            ------------------
      Total liabilities and capital                         $ 68,900,606                  $ 42,113,684
                                                       ==================            ==================

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

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  List of Exhibits

                   11    Statement Regarding Computation of Per Share Earnings

                   27    Financial Data Schedule (EDGAR version only)

              (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                       INVESTORSBANCORP, INC.
                                       (Registrant)


Date:    November 1, 1999              /s/ George R. Schonath
                                       ----------------------
                                       George R. Schonath
                                       Chief Executive Officer



Date:    November 1, 1999              /s/ Susan J. Hauke
                                       ------------------
                                       Susan J. Hauke
                                       Vice President Finance and
                                       Chief Accounting Officer