Form 10KSB40
period 1999-12-31
INVESTORSBANCORP INC
filed 2000-03-30
CIK 1039454

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] Annual Report under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 (Fee required)
                      For the year ended December 31, 1999;

      [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
    (No fee required) For the Transition Period from            to
                                                     ----------   -----------
                        Commission File Number: 000-29400


                             INVESTORSBANCORP, INC.
                 (Name of Small Business Issuer in Its Charter)


                   WISCONSIN                           39-1854234
                   ---------                           ----------
          (State or other jurisdiction              (I.R.S. Employer
          of incorporation)                         Identification No.)


              W239 N1700 BUSSE ROAD
               WAUKESHA, WISCONSIN                     53188-1160
               -------------------                     ----------
     (Address of principal executive offices)          (Zip Code)

         Issuer's telephone number, including area code: (262)523-1000
                                                         -------------
         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days. Yes [ X ]
No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent year were $7.0 million.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 15, 2000 was approximately $4.6 million. As of said date, the issuer had 1,050,000 shares of Common Stock issued and outstanding.

                      Documents incorporated by reference:
                   Part III of Form 10-KSB - Proxy statement
          for annual meeting  of shareholders to be held in May 2000.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS


GENERAL

                  InvestorsBancorp, Inc. (the "Company"), a Wisconsin corporation, was organized on June 12, 1996, to be the holding company of InvestorsBank, a Wisconsin state bank located in Pewaukee, Wisconsin (the "Bank"). The Bank commenced business on September 8, 1997. On September 6, 1997, Bando McGlocklin Capital Corporation, the former principal shareholder of the Company ("BMCC"), distributed all of the 880,000 shares of the Company it held on such date to its shareholders, (the "Distribution"). In connection with the Distribution, the Company filed a Form 10SB with the Securities and Exchange Commission (the "SEC") to register its shares of Common Stock, $.01 par value per share, under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's current mailing address is W239 N1700 Busse Road, Waukesha, Wisconsin, 53188-1160. The Company's telephone number is (262) 523-1000.


BUSINESS STRATEGY

                  The Company offers a complete line of financial services to small businesses and individuals in the community of Waukesha and in southeastern Wisconsin. Pursuant to a management services agreement, the Bank also manages the commercial loan and leased properties portfolio of Bando McGlocklin Small Business Lending Corporation, a subsidiary of BMCC.

                  The Bank offers a broad range of deposit services, including checking accounts, money market accounts and certificates of deposit, as well as a full range of short to intermediate term personal and commercial loans. The Bank makes personal loans directly to individuals for various purposes, including first mortgage loans and home equity lines of credit. The Bank also offers other services, including credit cards, debit cards, cashier's checks, money orders and traveler's checks.

                  The Bank's present lending limit is approximately $1.5 million. Management may from time to time impose a lower "in-house" limit as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions. In addition, the Company's relationship with BMCC may result in the Bank being able to originate loans in larger principal amounts and sell participations in such loans to BMCC and other financial institutions.

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

                  Under the Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and the Bank conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

EMPLOYEES

                  As of March 1, 2000, the Company had 23 full-time employees. None of its employees are covered by a collective bargaining agreement with the Company or the Bank. The Company considers its employee relations to be excellent.


                           SUPERVISION AND REGULATION

GENERAL

                  Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Division of Banking of the Wisconsin Department of Financial Institutions (the "Banking Division"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

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


RECENT REGULATORY DEVELOPMENTS

                  On November 12, 1999, President Clinton signed legislation that will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

                  National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of
                                       2
the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

                  At this time, it is not possible to predict the impact the Act may have on the Company. Various bank regulatory agencies have just begun issuing regulations as mandated by the Act. The Federal Reserve has issued an interim rule that sets forth procedures by which bank holding companies may become financial holding companies, the criteria necessary for such a conversion, and the Federal Reserve's enforcement powers should a holding company fail to maintain compliance with the criteria. The Office of the Comptroller of the Currency has issued a final rule discussing the procedures by which national banks may establish financial subsidiaries as well as the qualifications and safeguards that will be required. In addition, in February 2000, all federal bank regulatory agencies jointly issued a proposed rule that would implement the financial privacy provisions of the Act.


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

                  Federal law also prohibits any person or company from acquiring "control" of a bank or bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank or bank holding company.

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

                  Under the Federal Reserve's guidelines, the capital standards described above apply on a consolidated basis to bank holding companies that have more than $150 million in total consolidated assets, but generally apply on a bank-only basis to bank holding companies that, like the Company, have less than $150 million in total consolidated assets. Nevertheless, as of December 31, 1999, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 11.1% and a leverage ratio of 9.4%.

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

                  FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.


THE BANK

                  GENERAL. The Bank is a Wisconsin-chartered bank, the deposit accounts of which are insured by the Bank Insurance Fund ("BIF") of the FDIC. As a BIF-insured, Wisconsin-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Banking Division, as the chartering authority for Wisconsin banks, and the FDIC, as administrator of the BIF.

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

                  During the year ended December 31, 1999, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2000, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

                  FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 1999, the FICO assessment rate for SAIF members ranged between approximately 0.058% of deposits and approximately 0.061% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.0116% of deposits and approximately 0.0122% of deposits. During the year ended December 31, 1999, the Bank paid FICO assessments totaling $6,517.88.

                  SUPERVISORY ASSESSMENTS. All Wisconsin banks are required to pay supervisory assessments to the Banking Division to fund the operations of the Banking Division. The amount of such supervisory fees is based upon each institution's total assets. During the year ended December 31, 1999, the Bank paid supervisory assessments to the Banking Division totaling $1,642.76.

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

                  The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the FDIC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities, or securities trading activities.

                  As a condition to the regulatory approvals incident to the Bank's formation, the Bank is required to maintain a minimum Tier 1 capital to total assets ratio of 8% during the institution's first three years of operation.

                  During the year ended December 31, 1999, the Bank was not required by the FDIC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1999, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 9.4% and a risk-based capital ratio of 11.1%.

                  Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 1999, the Bank was well capitalized, as defined by FDIC regulations.

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

                  The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1999. As of December 31, 1999, approximately $340,000 was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice. In addition, the Bank made a statement in its application for a bank charter and federal deposit insurance that it will retain its earnings during the first three years of operation. As such, no cash dividends will be paid to shareholders during that period.

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

                  SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. Since the fourth quarter of 1998, and through the first quarter of 2000, the federal banking regulators have issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

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

                  FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $44.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $44.3 million, the reserve requirement is $1.329 million plus 10% of the aggregate amount of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.


ITEM 2.           PROPERTIES

                  The Company leases 4,700 square feet for the Bank's main office at W239 N1700 Busse Road, Pewaukee, Wisconsin, which also serves as the Company's corporate headquarters. The Bank has three interior teller stations and a night depository facility. The Company believes the facility will be adequate to meet the needs of the Company and the Bank for the foreseeable future.

                  The Company leases the premises from BMCC which has its main office in the same building. The building is a single story, brick building constructed in 1996 with approximately 16,000 square feet of office space. The Company's lease with BMCC dated March 1, 2000 is a triple net lease and has a term of 10 years. Under the terms of the lease, the Company's rent is based on the percentage of square footage it occupies. The

Company's monthly rent is currently $4,400 subject to increases based on changes in the one-month London Interbank Offered Rate (LIBOR). The Company is also obligated to pay its pro rata share of utility and maintenance expenses.


ITEM 3. LEGAL PROCEEDINGS

                  The Company is not aware of any legal proceedings against it or the Bank.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999.



                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S STOCK AND RELATED SHAREHOLDER MATTERS

                  The Company's common stock was held by approximately 950 holders of record as of March 14, 2000, and is quoted on the OTC Bulletin Board under the symbol "INVB". The following table shows for the periods indicated, the high and low closing prices per share of transactions in the Company's common stock as quoted on the OTC Bulletin Board. Certain other private transactions may have occurred during the period indicated of which the Company has no knowledge. The following prices represent inter-dealer prices without retail markups, markdowns or commissions.


                             Closing Price Per Share

        Quarter ending:         High         Low

        March 31, 1999         $ 11.00      $ 7.94
        June 30, 1999          $  9.25      $ 7.38
        September 30, 1999     $  8.25      $ 7.25
        December 31, 1999      $  7.75      $ 6.88

        March 31, 1998         $ 10.75      $ 8.50
        June 30, 1998          $ 10.75      $ 9.25
        September 30, 1998     $ 11.25      $ 8.75
        December 31, 1998      $ 10.88      $ 8.25



                  A 5% stock dividend was paid on January 15, 2000 to shareholders of record as of December 31, 1999. Additional stock dividends may be declared in the future as the bank achieves continuing increases in earnings.

                  No cash dividends were declared or paid during the year ended December 31, 1999. The Company expects that all Company and Bank earnings, if any, will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, the Company will probably be largely dependent upon dividends paid by the Bank for funds to pay dividends on the Common Stock. It is also possible, however, that the Company will pay dividends in the future generated from investment income and other activities of the Company.

                  The Wisconsin Business Corporation Law prohibits the Company from paying dividends if the Company is insolvent or if the payment of dividends would render the Company unable to pay its debts as they come due in the ordinary course of business. Wisconsin law generally allows the Bank to pay dividends out of its undivided profits in such amounts and at such times as the Bank's board of directors deem prudent. However, without the prior approval of the Banking Division, the Bank in any one year may not pay dividends in an amount which exceeds the Bank's calendar year-to-date net income if, during either of the two immediately preceding years the Bank paid aggregate dividends exceeding its net income for such year.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion provides additional analysis of the financial statements and should be read in conjunction with this information. This discussion focuses on significant factors which affected the Company's financial performance in 1999 with comparisons to 1998 and to 1997 where applicable. As of December 31, 1999, the Bank was the only subsidiary of the Company and its operations contributed all of the revenue and expense for the year.


RESULTS OF OPERATIONS


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998.

                  During the year ended December 31, 1999, the Company reported net income of $483,000 or $0.48 per share (diluted) as compared to the year ended December 31, 1998 when reported net income was $297,000 or $0.29 per share (diluted), a 63% increase. The increased profitability was attributable primarily to a significant increase in earning assets as loans increased from $39.2 million as of December 31, 1998 to $76.3 million at year end 1999. The growth of the Company is illustrated on Schedule 1 which presents average balance sheets for 1999 as compared to 1998.

                  The Company's return on average assets and average equity as well as other key financial ratios for the years ended December 31, 1999 and December 31, 1998 are detailed below.


Ratios                                              1999            1998
------                                             ------          ------

Return on Average Assets                            0.67%           0.71%
Return on Average Equity                            6.60%           4.30%
Dividend Payout Ratio on Common Stock (1)          69.93%           None
Average Equity to Average Assets                   10.14%          16.41%

(1) Stock Dividend Paid in 1999


NET INTEREST INCOME

                  Net interest income is the difference between interest income, including fees on loans, and interest expense. It is the largest contributing factor to net income for the Company. Total interest income in 1999 increased 67% to $5.5 million from $3.3 million in 1998. Significantly higher loan volumes resulted in an increase in interest and fee income on loans which totaled $5.0 million in 1999 compared to $2.6 million in 1998. The majority of interest income on loans is derived from the commercial and commercial real estate loan portfolios which comprised 74% of total loans at December 31, 1999 and 73% of total loans at December 31, 1998. The other components of interest income are interest earned on investment securities which totaled $444,000 in 1999 and $348,000 in 1998; and interest earned on federal funds sold which totaled $83,000 in 1999 and $323,000 in 1998. While the direction of future interest rates, competition, and other factors may have a significant impact, management anticipates interest income will continue to increase proportionately with the projected growth of the loan portfolio.

                  Interest expense increased to $3.1 million in 1999 as compared to $1.8 million for 1998. Interest expense consists predominantly of interest paid on money market accounts and certificates of deposit. As indicated on
Schedule 1, average deposits in 1999 were $64.0 million compared to $34.7 million in 1998. It is anticipated that interest expense will continue to rise as management expects that time deposit instruments will be the primary funding source utilized by the Company to fund additional growth.

                  As presented on Schedule 2, the Company's interest spread improved from 2.60% in 1998 to 2.71% in 1999. Due to lower prevailing average interest rates, both the yield on earning assets and the rate paid on total interest bearing liabilities declined in 1999. However, the yield on average earnings assets declined only 19 basis points, while the average rate paid on interest bearing liabilities declined 30 basis points. This disparity was largely due to an increase in total loans, which have significantly higher rates of return, relative to investments and federal funds sold. Conversely, the ratio of the interest margin to total earning assets declined over these same periods as a result of the increase in the percentage of interest bearing liabilities to total earning assets. Schedule 2 sets forth an analysis of the interest rates and interest differential of earning assets, which earn interest income, and interest bearing liabilities, which accrue interest expense.


PROVISION FOR LOAN LOSSES

                  The allowance for loan losses increased from $396,000 as of December 31, 1998 to $771,000 as of December 31, 1999. The allowance for loan losses is established through a provision for loan losses charged to expense. Due to substantial loan growth, loan loss provisions of $375,000 and $300,000 were expensed in 1999 and 1998, respectively. The allowance for loan losses at the end of 1999 and 1998 was 1.0% of total loans, net of residential mortgage loans held for sale on the secondary market.

                  Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

                  As presented on Schedule 8, there were no loan charge-offs or recoveries or any impaired loans for 1999 and 1998. Management, to the best of its knowledge, is not aware of any significant loans, group of loans or segments of the portfolio where there are serious doubts as to the ability of the borrower to comply with the present loan repayment terms. While a comprehensive analysis of the allowance for loan losses is somewhat problematic due to the Company's relatively short history, management believes that the allowance at year end was at an adequate level based on the composition of the portfolio as well as regulatory guidelines.

                  The following table summarizes the Company's nonperforming loans as of December 31, 1999, and December 31, 1998.


NONPERFORMING LOANS              1999            1998
-------------------              ----            ----
Nonaccrual Loans                 None            None
Past Due 90 Days or More (1)     None            None
Restructured Loans               None            None

(1) Loans are generally placed on nonaccrual when contractually past due 90 days or more.


NON-INTEREST INCOME AND EXPENSE

                  Non-interest income in 1999 totaled $1.5 million compared to $1.4 million in 1998, a 7% increase. Management service fees were the largest component of non-interest income totaling $872,000 in 1999 and $776,000 in 1998. The Company charges Bando McGlocklin Capital Corporation (BMCC), an affiliate of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. Service release fees which are received from the sale of residential mortgages originated for the secondary market totaled $566,000 and $577,000 in 1999 and 1998, respectively. Service charges related to deposit accounts and other income totaled $74,000 in 1999 and $34,000 in 1998.

                  Non-interest expense totaled $2.6 million in 1999, which was an increase of $420,000 or 19% as compared to $2.2 million in 1998. This increase was due to salary and employee benefit expense increasing $433,000 due to additional employees and regular compensation increases. The number of full time equivalent employees increased from 13 at the beginning of 1998 to 23 as of December 31, 1999. Salaries and employee benefits totaled $2.0 million and $1.5 million in 1999 and 1998, respectively. These amounts included salaries that were reimbursed through the management service fee noted above. Other operating expenses, which include occupancy and fixed assets expense, data processing fees, advertising, investor communications and professional fees were $641,000 compared to $653,000, a 2% decrease.

                  Extraordinary expenses totaled $112,000 net of a $72,000 estimated tax benefit, and were attributable to the adoption of Statement of Position 98-5 which required the Company to expense remaining capitalized organizational and start-up costs in 1999.

                  Amounts provided for income tax expense or benefit are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate primarily to tax exempt interest income, allowance for loan losses, and depreciation.

                  In 1999, the Company recorded federal and state income tax expense of $362,000 compared to $82,000 in 1998. The Company also has a net deferred tax asset of $294,000. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for the expense for income taxes for 1999 was 37.8%.

COMPARISON OF OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE PERIOD ENDED DECEMBER 31, 1997.

                  During the first full fiscal year ended December 31, 1998, the Company reported net income of $297,000 or $0.29 per share (diluted), as compared to a net loss of $103,000 or ($0.10) per share (diluted) for the period from September 3, 1997 through December 31, 1997. This enhanced profitability is attributable to a significant increase in earning assets and the absence of certain non-recurring expenses incurred during the Company's initial development stage.

                  The Company's return on average assets and average equity, as well as other key financial ratios for 1998 and the period ended December 31, 1997 are detailed below. Due to the relatively short period of operation in September, averages for 1997 are calculated based on the fourth quarter only.


RATIOS                                    1998            1997
------                                    ----            ----

Return on Average Assets                  0.71%           -0.87%
Return on Average Equity                  4.30%           -1.49%
Dividend Payout Ratio on Common Stock     None             None
Average Equity to Average Assets         16.41%          58.68%




NET INTEREST INCOME

                  Net interest income is the difference between interest income, including fees on loans, and interest expense, and is the largest contributing factor to net income for the Company. Total interest income increased from $245,000 for the partial year ended December 31, 1997 to $3.3 million in 1998. Significantly higher loan volumes resulted in a substantial increase in interest and fee income on loans which totaled $2.6 million in 1998. The majority of interest income on loans was derived from the commercial and commercial real estate loan portfolios which, in aggregate, comprised 73% of total loans. Interest earned on investment securities and federal funds sold totaling $348,000 and $323,000, respectively, were the other components of interest income.

                  Interest expense similarly increased from $49,000 for the period ended December 31, 1997 to $1.8 million in 1998. Interest expense consisted predominantly of interest paid on money market accounts totaling $1.2 million and certificates of deposit totaling $532,000 as of year end 1998.

                  The Company's interest spread in percentage terms improved for the year ended December 31, 1998 as compared to the first quarter of operations ended December 31, 1997. This was due to an increase in the relative mix of loans versus investments and federal funds, despite a decline in the loan yield. Conversely, the ratio of the interest margin to total earning assets declined over this same period as a result of the anticipated increase in the percentage of interest bearing liabilities to total earning assets.


PROVISION FOR LOAN LOSSES

                  The allowance for loan losses increased from $96,000 as of December 31, 1997 to $396,000 as of December 31, 1998. The allowance for loan losses is established through a provision for loan losses charged to expense. Due to substantial loan growth, loan loss provisions of $300,000 were expensed in 1998 and the allowance for loan losses at December 31, 1998 was 1.00% of total loans, net of residential mortgage loans held for sale on the secondary market.

                  There were no loan charge-offs or recoveries, or any impaired loans for the periods ended December 31, 1998 and December 31, 1997. Management, to the best of its knowledge, is not aware of any significant loans, group of loans, or segments of the portfolio, where there are serious doubts as to the ability of the borrower to comply with the present loan repayment terms. While a comprehensive analysis of the allowance for loan losses is somewhat problematic due to the Company's relatively short history, management believed that the allowance was at an adequate level, based on the composition of the portfolio as well as regulatory guidelines.

                  The following table summarizes the Company's nonperforming loans as of December 31, 1998 and December 31, 1997.


NONPERFORMING LOANS                1999            1998
-------------------                ----            ----

Nonaccrual Loans                   None            None
Past Due 90 Days or More (1)       None            None
Restructured Loans                 None            None

             (1) Loans are generally placed on nonaccrual when contractually past due 90 days or more.


NON-INTEREST INCOME AND EXPENSE

                  Due primarily to the Company's sizable growth and relatively short period of operation in 1997, non-interest income and non-interest expense were significantly higher in 1998.

                  Non-interest income for 1998 totaled $1.4 million as compared to $312,000 for the period ended December 31, 1997. Management service fees totaling $776,000 were the largest component of non-interest income in 1998. The Company charges BMCC, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. As of December 31, 1998, BMCC had loans under management totaling $128.0 million. Other sources of non-interest income included $577,000 of service release fees received from the sale of residential mortgages originated for the secondary market. In addition, service charges related to deposit accounts totaled $19,000 in 1998.

                  Non-interest expense increased to $2.2 million in 1998, and consisted primarily of salaries and employee benefits totaling $1.5 million and other operating expenses including occupancy and fixed asset expense, data processing fees, advertising, investor communications, and professional fees. Non-interest expense also includes salaries that are reimbursed through the management services fee noted above.

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

                  For 1998, the Company recorded federal and state income tax expense of $82,000 and had a deferred tax asset of $94,000. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for income tax expense for 1998 was 21.6% which was primarily due to the effect of the tax exempt interest income.


FINANCIAL CONDITION

                  The Company reported total assets of $86.5 million as of December 31, 1999 versus $63.1 million as of December 31, 1998, a 37% increase. Cash and due from banks and federal funds sold increased to $2.3 million as of December 31, 1999 from $1.6 million at December 31, 1998.

                  The Company's investment securities portfolio decreased 67% to $6.3 million as of December 31, 1999 from $19.0 million at December 31, 1998. The $12.7 million decrease in the investment portfolio was the result of funding loan commitments during 1999. Investment securities consist of taxable variable rate demand notes secured by irrevocable letters of credit issued by federally insured, domestic financial institutions. Although the notes have a long term maturity structure (refer to Schedule 4), the interest rate is adjustable weekly and the holder has the option to liquidate the security at 100% of par value within seven days upon proper notice. These instruments provide the Company with ready liquidity to provide for loan funding requirements. While management believes that the investment portfolio is adequately diversified, a detailed listing of all investments which exceed 10% of stockholders' equity is provided on Schedule 5.

                  As detailed on Schedule 6, loans grew 95% from $39.6 million as of December 31, 1998 to $77.1 million as of December 31, 1999. While most of the growth occurred in the commercial, industrial and commercial real estate segments of the loan portfolio, residential real estate loans including home equity credit facilities also grew considerably. Residential mortgage loans originated for sale on the secondary market totaled an additional $566,000 as of December 31, 1999, as compared to $2.2 million as of December 31, 1998. Excluding the mortgage loans originated for sale, the allowance for loan losses remained at approximately 1.00% of gross loans, totaling $771,000 at December 31, 1999, and $396,000 at year end 1998. In addition to loans outstanding, the Company had gross unfunded loan commitments outstanding totaling $27.3 million as of December 31, 1999, of which $8.9 million has been participated to BMCC and other third party lenders. Despite the current rising interest rate trend, loan demand continues to remain strong for commercial and industrial loans in the Company's trade area. Although higher interest rates have resulted in fewer residential mortgage originations recently, the Company continues to increase its market share.

                  Other assets at December 31, 1999 totaled $1.1 million, relatively unchanged from the 1998 year end total. Other assets as of December 31, 1999 included net furniture and equipment of $93,000, accrued interest receivable on loans and investments of $485,000, excess servicing assets of $126,000 relating to loans sold to a third party, deferred tax assets of $294,000 and other miscellaneous assets of $96,000. Decreases in other assets due to the adoption of Statement of Position 98-5 which required the Company to expense remaining capitalized organizational and start-up costs of $184,000 in the first quarter of 1999, as well as reductions in receivables from affiliates of $135,000 and excess servicing assets of $63,000, were largely offset by increases of $200,000 in deferred tax assets and $159,000 of accrued interest receivable.

                  Total deposits increased 40% to $76.8 million at December 31, 1999 from $55.0 million as of year end 1998. Indexed money market accounts continued to comprise the largest portion of the deposit base totaling $41.4 million and $35.8 million as of December 31, 1999 and December 31, 1998, respectively. Time certificates of deposit increased 95% to $29.6 million compared to $15.2 as of the prior year end. Time deposits include brokered CDs with terms ranging from three months to three years and totaled $9.6 million both as of December 31, 1999 and December 31, 1998. In order for the Company to facilitate continued loan growth, management expects to continue to aggressively market and competitively price its money market and certificate of deposit products. Other deposits outstanding as of December 31, 1999 included non-interest bearing accounts totaling $4.3 million and interest bearing checking accounts (NOW accounts) of $1.4 million.

                  In addition to deposits, the Company periodically borrows funds via its correspondent banking relationships. As of year end 1999, federal funds purchased totaled $925,000.

                  Other liabilities increased to $1.1 million as of December 31, 1999 from $913,000 at December 31, 1998. Other liabilities as of December 31, 1999, consisted primarily of accrued interest payable totaling $491,000 as well as accrued expenses payable of $454,000, retained loan discount relating to loans sold to a third party totaling $111,000, and other miscellaneous liabilities of $73,000. The increase was largely the result of significantly higher accrued income taxes payable.

CAPITAL RESOURCES

                  Capital ratios applicable to the Company at December 31, 1999 and December 31, 1998 were as follows:

                                        Total           Tier I
                                     Risk-based      Risk-based        Leverage
                                       Capital         Capital          Ratio
                                     ----------      ----------        --------
Regulatory Capital Requirements:
   Minimum                               8.0%            4.0%            4.0%
   Well-capitalized                     10.0%            6.0%            5.0%

At December 31, 1999                    11.1%           10.0%            9.4%

At December 31, 1998                    15.3%           14.5%           16.7%



                  As anticipated by management, the preceding table indicates a considerable decline in the Company's capital ratios due to the strong level of asset growth experienced in 1999. Management expects its capital ratios will continue to decline somewhat as additional loan growth occurs; however, capital levels will be maintained well in excess of minimums established by the regulatory authorities.

                  The Company exceeds all regulatory requirements regarding the maintenance of capital and was categorized as "well capitalized" under the regulatory framework for capital adequacy as of December 31, 1999. The Company also has committed to the FDIC that the ratio of Tier I capital to total assets will not be less than 8% for the first three years of operation commencing on September 8, 1997.

                  The applications for a bank charter and for federal deposit insurance stated that the Company would retain its earnings during the first three years of operation. As such, no cash dividends will be paid by the Company to the shareholders during that period. The Company expects that all earnings will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future.

                  To facilitate continued loan growth, the Company has received approval from the Federal Reserve Bank of Chicago to issue up to $2.5 million of subordinated debt which will qualify as Tier 2 capital. This will enable the Company to continue to maintain strong loan growth levels while maintaining its status as a "well capitalized" institution.


LIQUIDITY

                  The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, accommodate possible deposit withdrawals, and take advantage of interest rate market opportunities in a cost effective manner. Although primary sources of funds are deposits and repayments of loan principal, the Company also maintains a significant level of liquid assets to provide for potential funding needs. In addition to cash balances as of December 31, 1999, the Company held $6.3 million of marketable securities and $566,000 of residential mortgage loans originated and intended for sale in the secondary market. Should an immediate need for funds arise, these assets may be readily liquidated with nominal risk of principal loss.

                  Additionally, the Company has access to various off-balance sheet sources of funds, including the purchase of federal funds from correspondent banks, the sale of commercial loans, and the acquisition of brokered deposits. Currently, the Company has correspondent banking relationships with four institutions which collectively have approved federal funds lines for the Bank totaling $7.5 million. The Company also has the ability to sell loan participations to correspondents and affiliates. Further, the Company has the ability to acquire funds via the brokered CD market. Management has periodically purchased certificates of deposit through approved brokers as market conditions dictate to fill funding gaps. Finally, the Bank has a $2.0 million revolving line of credit with one of its correspondent banks. There was no outstanding balance on the note as of December 31, 1999. Management believes that current liquidity levels are sufficient to meet anticipated loan demand as well as absorb potential deposit withdrawals.


ASSET/LIABILITY MANAGEMENT

                  The primary function of asset/liability management is to identify, measure and control the extent to which changes in interest rates, commodity prices or equity prices adversely impact a financial institution's earnings or economic capital. The Company's strategy is to optimize and stabilize net income across a wide range of interest rate cycles while maintaining adequate liquidity and conforming to all applicable capital and other regulatory requirements.

                  Changes in net interest income other than volume related changes, arise when interest rates on assets reprice in a time frame or interest rate environment that is different from the repricing period for liabilities. Changes in net interest income also arise from changes in the mix of interest earning assets and interest-bearing liabilities.

                  In the normal course of business, the Bank engages in off-balance sheet activity to hedge interest rate risk. On April 24, 1998, the bank entered into an interest rate swap agreement with a notional value totaling $3.0 million structured as a hedge of specific fixed-rate deposits whose terms coincide with the terms of the swap agreement. The swap agreement is structured so that the Company receives a fixed interest rate and pays a variable rate which is based on the federal funds rate. The instrument allows management to more closely balance the repricing opportunities of the Company's assets and liabilities and thereby, reduces potential interest rate risk exposure.

                  The Company does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates. The following table summarizes the relationship between repricing opportunities of interest-bearing assets and liabilities across various time horizons as of December 31, 1999. "GAP" is defined as the difference between interest bearing assets and liabilities which mature or reprice within the specified time period.

                                         0-90         91-180          181-360       +360
(000's Omitted)                          Days          Days            Days         Days         Total
                                       --------      --------       ---------     --------     ----------
Investments                            $  6,260      $      -       $       -     $      -      $   6,260
Loans                                  $ 45,364      $  2,870       $   2,393     $ 27,017      $  77,644
                                       --------      --------       ---------     --------      ---------
  Total Repriceable Assets             $ 51,624      $  2,870       $   2,393     $ 27,017      $  83,904

NOW accounts                           $  1,440      $      -       $       -     $      -      $   1,440
Money Market accounts                  $ 41,455      $      -       $       -     $      -      $  41,455
Time Deposits of less than $100M       $  3,000      $  3,518       $   3,346     $  5,049      $  14,913
Time Deposits of $100M or more         $  3,256      $  7,111       $   1,313     $  3,026      $  14,706
Interest Rate Swaps                    $  3,027      $ (1,171)      $       -     $ (1,856)     $       -
Federal Funds Purchased                $    925      $      -       $       -     $      -      $     925
                                       --------      --------       ---------     --------      ---------
  Total Repriceable Liabilities        $ 53,103      $  9,458       $   4,659     $  6,219      $  73,439

GAP                                    $ (1,479)     $ (6,588)      $  (2,266)    $ 20,798
Cumulative GAP                         $ (1,479)     $ (8,067)      $ (10,333)    $ 10,465

Cumulative GAP/Total Assets                -1.7%         -9.3%          -11.9%        12.1%





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


YEAR 2000 IMPACT

                  The Year 2000 has posed a unique set of challenges to those industries reliant on information technology. Financial institutions are particularly dependent on electronic data processing systems. As a result of potential problems associated with the date change, the Year 2000 issue was factored into the Company's decisions when new computer systems were purchased in conjunction with the Company's move into a newly constructed building in 1997. During this time, the Company identified hardware and software issues required to assure Year 2000 compliance. The Company began by assessing the issues related to the Year 2000 problem and the potential for those issues to adversely affect the Company's business and operations.

                  The Company's cumulative costs of the Year 2000 project through the end of 1999 were approximately $14,000. This included costs to upgrade software, test hardware, replace equipment specifically for the purpose of Year 2000 compliance, and certain administrative expenditures. Additional costs related to Year 2000 will be limited to payment of invoices, if any, received after the end of 1999.

                  As a result of the efforts of the Company's Year 2000 Committee, the Company and the Bank experienced an uneventful transition from 1999 to 2000. As of this date, the Company has not experienced any disruption of services to customers nor with internal operations. In addition, the Company has not experienced, nor has it been informed of any such problems related to any of its material third-party vendors or commercial customers.

                  Among the benefits derived from the time, effort, and costs related to Year 2000 was a complete review and update of the Company's disaster recovery and contingency plans. As a result, the Company is now better prepared to deal with technical or natural disasters which could threaten the Company's operations.

                  Despite extensive testing and lack of disruption to date, there can be no assurance that Year 2000 related disruptions will not occur in the future and will not have a material adverse impact on the Bank's results of operations. Based on currently available information, however, the Company and the Bank believe that any Year 2000 related disruptions that may occur in the future will not have a material adverse impact on their results of operations. The Company has developed contingency plans to deal with potential Year 2000 related disruptions and will continue to monitor its exposure as appropriate and will act to resolve any problems that may occur.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

                  This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may", "will", "could", "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, including the condition of the local real estate market, legislative/regulatory changes, monetary and fiscal policies of the U.S.

Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, demand for the Company's consumer products, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems, and accounting principles and policies. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

                                   SCHEDULE 1
          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                              AVERAGE BALANCE SHEET


                                For the Year Ended    For the Year Ended
                                December 31, 1999     December 31, 1998
                                ------------------    ------------------
Cash and Due From Banks           $      1,413,255       $       900,146
Federal Funds Sold                       1,786,216             6,131,460
Investment Securities (Taxable)          8,442,054             6,245,720
Loans:
Commercial                              22,441,159             8,793,611
Commercial Real Estate                  25,819,397            13,519,798
Residential Real Estate                 11,821,567             5,787,793
Installment and Consumer                   201,803               121,804
                                  ----------------       ---------------
Total Loans                             60,283,926            28,223,006
Less:  Allowance for Loan Losses          (578,171)             (233,614)
                                  ----------------       ---------------
Net Loans                               59,705,755            27,989,392
Fixed Assets                               112,345               124,374
Other Assets                               704,389               722,592
                                  ----------------       ---------------
Total Assets                      $     72,164,014       $    42,113,684
                                  ================       ===============
Demand Deposits                   $      3,943,584       $     2,157,659
Interest Bearing Deposits
NOW                                      1,308,114               781,378
Money Market                            41,094,253            22,515,705
Time Deposits                           17,646,743             9,220,705
                                  ----------------       ---------------
Total Deposits                          63,992,694            34,675,447
Federal Funds Purchased                    165,636                     -
Other Liabilities                          690,363               525,487
                                  ----------------       ---------------
Total Liabilities                       64,848,693            35,200,934
Equity Capital                           7,315,321             6,912,750
                                  ----------------       ---------------
Total Liabilities and Capital     $     72,164,014       $    42,113,684
                                  ================       ===============

                                   SCHEDULE 2
               SUMMARY OF INTEREST RATES AND INTEREST DIFFERENTIAL


                             Year Ended December 31, 1999     Year Ended December 31, 1998
                           --------------------------------- -------------------------------
                              Average      Related   Yield    Average     Related     Yield
                              Balance      Interest  Rate     Balance     Interest    Rate
Earning Assets:
Federal Funds Sold         $ 1,786,216  $    82,883  4.64% $ 6,131,460  $   323,225   5.27%
Taxable Securities           8,442,054      443,664  5.26%   6,245,720      347,858   5.57%
Loans (a)(b)                60,283,926    5,004,902  8.30%  28,223,006    2,589,509   9.18%
                           -----------  -----------  ----- -----------  -----------   -----
Total Earning Assets       $70,512,196  $ 5,531,449  7.84% $40,600,186  $ 3,260,592   8.03%

Interest Bearing
Liabilities:
NOW Accounts               $ 1,308,114  $    57,744  4.41% $   781,378  $    37,408   4.79%
Money Market                41,094,253    2,047,560  4.98%  22,515,705    1,196,519   5.31%
Time Deposits               17,646,743      974,690  5.52%   9,220,705      531,741   5.77%
Federal Funds Purchased        165,636        9,507  5.74%          --           --
                           -----------  -----------  ----- -----------  -----------   -----
Total Interest Bearing     $60,214,746  $ 3,089,501  5.13% $32,517,788  $ 1,765,668   5.43%
Liabilities

Interest Spread                         $ 2,441,948  2.71%              $ 1,494,924   2.60%

Interest Margin                         $ 2,441,948  3.46%              $ 1,494,924   3.68%

(a) Loan interest income includes net loan fees.
(b) There were no loans on nonaccrual status during 1999 or 1998.

                                   SCHEDULE 3
                 CHANGE IN INTEREST INCOME AND INTEREST EXPENSE


                                   Net Amount        Increase (Decrease) Due To:
                                   of Change          Volume              Rate
                                 ------------      -----------       -----------
Increase (Decrease) for 1999:
Federal Funds Sold               $  (240,342)      $  (229,063)      $   (11,279)
Taxable Securities                    95,806           122,326           (26,520)
Loans                              2,415,393         2,941,644          (526,251)
                                 -----------       -----------       -----------
Total Interest Income            $ 2,270,857       $ 2,834,907       $  (564,050)

NOW Accounts                     $    20,336       $    25,217       $    (4,881)
Money Market                         851,041           987,293          (136,252)
Time Deposits                        442,949           485,914           (42,965)
Federal Funds Purchased                9,507             9,507              --
                                 -----------       -----------       -----------
Total Interest Expense           $ 1,323,833       $ 1,507,931       $  (184,098)
                                 -----------       -----------       -----------
Net Change for 1999              $   947,024       $ 1,326,976       $  (379,952)
                                 ===========       ===========       ===========

Note: The application of the rate/volume variance has been allocated in full to the rate variance.

Due to the relatively short period of operation in 1997, a schedule summarizing the amount of change in interest income and interest expense for 1998 is not considered by management to be particularly meaningful and is therefore omitted.

                                   SCHEDULE 4
                        MATURITY SCHEDULE OF INVESTMENTS


                                                         ONE YEAR       FIVE YEARS
                                         LESS THAN        THROUGH        THROUGH          AFTER
                                         ONE YEAR        FIVE YEARS      10 YEARS        10 YEARS              TOTAL
                                      -------------   -------------  --------------  ----------------     ---------------
DECEMBER 31, 1999

Available for Sale Securities
Corporate Demand Notes                $       -       $       -       $       -       $    6,260,000       $    6,260,000
Weighted Average Yield                                                                     5.26%                5.26%

Total Securities                      $       -       $       -       $       -       $    6,260,000       $    6,260,000
                                      ==============  ==============  ==============  ==============       ===============
Weighted Average
Total Yield                                   -               -               -            5.26%                5.26%
                                      ==============  ==============  ==============  ==============       ===============
DECEMBER 31, 1998

Available for Sale Securities
Corporate Demand Notes                $       -       $       -       $       -       $   14,980,000       $   14,980,000
Weighted Average Yield                                                                    5.59%                5.59%

Held to Maturity Securities
Commercial Paper                           3,980,493          -               -                    -            3,980,493
Weighted Average Yield                     5.47%                                                                5.47%
                                      --------------  --------------  --------------  --------------       ---------------
Total Securities                      $    3,980,493  $       -       $       -       $   14,980,000       $    18,960,493
                                      ==============  ==============  ==============  ==============       ===============
Weighted Average
Total Yield                                5.47%              -               -            5.59%                5.57%
                                      ==============  ==============  ==============  ==============       ===============

                                   SCHEDULE 5
                SCHEDULE OF INVESTMENTS EXCEEDING 10% OF CAPITAL


                  The outstanding book and market values of the following taxable variable rate demand notes exceeded 10% of shareholders' equity as of December 31, 1999 and at December 31, 1998. The domestic, federally insured financial institution issuing the irrevocable letter of credit securing the note is also detailed below.

ISSUER                                        FINANCIAL INSTITUTION             BOOK VALUE             MARKET VALUE
------                                        ---------------------             ----------             ------------
December 31, 1999

Cal-Chlor Corporation                         S&T Bank                       $     1,245,000       $       1,245,000
JPV Capital, LLC                              Michigan National Bank               1,000,000               1,000,000
Junction Point, LLC                           Johnson Bank                           890,000                 890,000
                                                                             ---------------       -----------------
                                                                             $     3,135,000       $       3,135,000
                                                                             ===============       =================



DECEMBER 31, 1998
-----------------
Alpine Capital Investments, LLC               First of America Bank, N.A.    $       855,000       $        855,000
Cunat Capital Corporation                     LaSalle National Bank                1,350,000              1,350,000
JDV, LLC                                      Michigan National Bank               1,000,000              1,000,000
JPH Capital, LLC                              Ann Arbor Commerce Bank                965,000                965,000
Junction Point, LLC                           Johnson Bank                           805,000                805,000
Kalamazoo Funding Corp.                       Old Kent Bank                        1,305,000              1,305,000
Missouri Hecon Dev Export & Infra IDR         AmSouth                                950,000                950,000
Northern Motel of Munising                    North Country Bank & Trust           1,350,000              1,350,000
U-Stor-It Joint Venture A                     AMCORE Bank, N.A.                    1,025,000              1,025,000
                                                                             ---------------       -----------------
                                                                             $     9,605,000       $      9,605,000
                                                                             ===============       =================

                                   SCHEDULE 6
                                  LOAN SUMMARY


               The following table summarizes the distribution of the Company's loan portfolio expressed in dollar amounts and as a percentage of the total portfolio as of December 31, 1999 and December 31, 1998.

                                  DECEMBER 31, 1999               DECEMBER 31, 1998
                                  -----------------               -----------------
                                AMOUNT       PERCENT           AMOUNT        PERCENT
                             -----------    ---------       ------------   ----------
Commercial                    $  25,225,933    32.73%       $ 11,933,874        30.15%
Real Estate:
  Construction                           -      0.00%          1,940,338         4.90%
  Commercial                    32,142,524     41.70%         17,022,356        43.01%
  Residential                   16,844,196     21.85%          7,265,606        18.36%
Industrial Revenue Bonds
  and Municipals                 2,595,078      3.37%            959,778         2.42%
Installment and Consumer           269,589      0.35%            458,564         1.16%
                              ------------  --------        ------------   ----------

Total Loans                   $ 77,077,320    100.00%       $ 39,580,516       100.00%
                              ============  ========        ============   ==========

                                   SCHEDULE 7
          LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES


               The following schedules summarize the maturities and sensitivity to changes in interest rates of the Company's loan portfolio at December 31, 1999 and December 31, 1998.


LOAN MATURITIES

                                                     ONE YEAR
                                     LESS THAN       THROUGH         AFTER
                                      ONE YEAR     FIVE YEARS       5 YEARS         TOTAL
                                   ------------  -------------  ------------   -------------

DECEMBER 31, 1999
-----------------

Commercial                         $ 9,787,322   $ 11,274,409     $ 4,164,202   $ 25,225,933
Real Estate Construction                     -              -               -              -
                                   -----------   ------------     -----------   ------------
Total                              $ 9,787,322   $ 11,274,409     $ 4,164,202   $ 25,225,933
                                   ===========   ============     ===========   ============

December 31, 1998
Commercial                         $ 4,802,830   $  3,403,949     $ 3,727,095   $ 11,933,874
Real Estate Construction             1,470,000        470,338               -      1,940,338
                                   -----------   ------------     -----------   ------------
  Total                            $ 6,272,830   $  3,874,287     $ 3,727,095   $ 13,874,212
                                   ===========   ============     ===========   ============







AMOUNTS WITH MATURITIES EXCEEDING 1 YEAR



                                                     FLOATING OR
                                  PREDETERMINED      ADJUSTABLE
                                      RATES             RATE            TOTAL
                                  -------------   --------------   --------------

DECEMBER 31, 1999
-----------------

Commercial                         $ 7,204,824     $  8,233,787     $ 15,438,611
Real Estate Construction                     -                -                -
                                   -----------     ------------     ------------
Total                              $ 7,204,824     $  8,233,787     $ 15,438,611
                                   ===========     ============     ============

DECEMBER 31, 1998
-----------------
Commercial                         $ 1,997,815     $  5,133,229     $  7,131,044
Real Estate Construction               470,338                -          470,338
                                   -----------     ------------     ------------
Total                              $ 2,468,153     $  5,133,229     $  7,601,382
                                   ===========     ============     ============

                                   SCHEDULE 8
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


                                               1999            1998
                                         --------------  -------------

Beginning Loan Loss Reserve               $   395,804      $   96,060

CHARGE-OFFS:
   Commercial                                       0               0
   Real Estate:
     Construction                                   0               0
     Commercial                                     0               0
     Residential                                    0               0
   Installment & Consumer                           0               0

RECOVERIES:
   Commercial                                       0               0
   Real Estate:
     Construction                                   0               0
     Commercial                                     0               0
     Residential                                    0               0
   Installment & Consumer                           0               0

Net Charge-offs/Recoveries                          0               0

Provision charged to operations               374,969         299,744
                                          -----------      ----------

Balance at end of period                  $   770,773      $  395,804
                                          ===========      ==========

                                   SCHEDULE 9
                           SUMMARY OF AVERAGE DEPOSITS



                                                    YEAR ENDED                   YEAR ENDED
                                                    ----------                   ----------
                                                 DECEMBER 31, 1999            DECEMBER 31, 1998
                                                 -----------------            -----------------
                                               AVERAGE          RATE       AVERAGE           RATE
                                               BALANCE          PAID       BALANCE           PAID
                                             -----------     ---------   -----------     -----------

DEPOSITS IN DOMESTIC BANK OFFICES:

Non-Interest Bearing Demand                    $ 3,943,584        -        $  2,157,659        -
NOW Accounts                                     1,308,114     4.41%            781,378     4.79%
Money Market Accounts                           41,094,253     4.98%         22,515,705     5.31%
Time Deposits                                   17,646,743     5.52%          9,220,705     5.77%
                                              ------------  -------        ------------   ------

Total Deposits                                $ 63,992,694     4.81%       $ 34,675,447     5.09%
                                              ============  =======        ============   ======






ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                        Index to Financial Statements

Independent  Auditor's  Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28

Consolidated  Balance  Sheet  (December  31, 1999 and 1998) . . . . . . . . . . . . . . . . . . . . . . . . . . . .29

Consolidated Statement of Income
         (For the years ended December 31, 1999 and 1998, and for the period from  September  3, 1997  through  December 31, 1997) . . . . . . . . . . . . . . . . . . . . . . .30

Consolidated Statement of Changes in Shareholders' Equity (For the years ended
         December 31, 1999 and 1998, and for the
         period from  September 3, 1997 through  December 31, 1997).  . . . . . . . . . . . . . . . . . . . . . . .32

Consolidated Statement of Cash Flows
         (For the years ended December 31, 1999 and 1998, and for the period from  September  3, 1997  through  December 31, 1997) . . . . . . . . . . . . . . . . . . . . . . .33

Notes  .  .  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .34

[VIRCHOW, KRAUSE & COMPANY, LLP LOGO]

                  [VIRCHOW, KRAUSE & COMPANY, LLP LETTERHEAD]

                          Independent Auditors' Report




Board of Directors
InvestorsBancorp, Inc.
Pewaukee, Wisconsin


We have audited the accompanying consolidated balance sheets of InvestorsBancorp, Inc and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998 and the period from September 3, 1997 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InvestorsBancorp, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and the period from September 3, 1997 through December 31, 1997, in conformity with generally accepted accounting principles.



                                             VIRCHOW, KRAUSE & COMPANY, LLP

                                             /s/ Virchow, Krause & Company, LLP





Milwaukee, Wisconsin
February 2, 2000

                     INVESTORSBANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
--------------------------------------------------------------------------------
                                     ASSETS

                                                           1999         1998
                                                      -----------   -----------

Cash and due from banks                               $ 2,281,184   $ 1,049,145
Federal funds sold                                             --       540,000
Available for sale securities                           6,260,000    14,980,000
Held to maturity securities                                    --     3,980,493
Loans, less allowance for loan losses of $770,773
   and $395,804 in 1999 and 1998, respectively         76,306,547    39,184,712
Mortgage loans held for sale                              566,100     2,232,657
Furniture and equipment, net                               93,478       126,760
Other assets                                            1,001,192     1,007,615
                                                      -----------   -----------

TOTAL ASSETS                                          $86,508,501   $63,101,382
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits:
     Demand                                           $ 4,273,423   $ 2,616,842
     Savings and NOW accounts                          42,895,527    37,172,478
     Time                                              29,619,256    15,215,270
                                                      -----------   -----------
        Total Deposits                                 76,788,206    55,004,590
   Federal funds purchased                                925,000            --
   Accrued expenses and other liabilities               1,128,395       912,551
                                                      -----------   -----------
        Total Liabilities                              78,841,601    55,917,141
                                                      -----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 1,000,000 shares
     authorized, -0- shares issued and outstanding             --            --
   Common stock, $.01 par value; 9,000,000 shares
     authorized, 1,050,000 shares issued and
     outstanding                                           10,500        10,000
   Surplus                                              7,316,900     6,979,900
   Retained earnings                                      339,500       194,341
                                                      -----------   -----------
      Total Stockholders' Equity                        7,666,900     7,184,241
                                                      -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $86,508,501   $63,101,382
                                                      ===========   ===========

          See accompanying notes to consolidated financial statements.

                     INVESTORSBANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                     Years Ended December 31, 1999 and 1998
        and the Period from September 3, 1997 through December 31, 1997
--------------------------------------------------------------------------------

                                                   1999         1998          1997
                                                ----------   ----------   ----------
INTEREST INCOME
   Interest and fees on loans                   $5,004,902   $2,589,509   $  136,796
   Interest on investment securities - taxable     443,664      347,858           --
   Interest on federal funds sold                   82,883      323,225      108,496
                                                ----------   ----------   ----------
     Total Interest Income                       5,531,449    3,260,592      245,292
                                                ----------   ----------   ----------
INTEREST EXPENSE
   Interest on deposits                          3,079,994    1,765,668       49,373
   Interest on federal funds purchased               9,507           --           --
                                                ----------   ----------   ----------
     Total Interest Expense                      3,089,501    1,765,668       49,373
                                                ----------   ----------   ----------

        Net Interest Income Before Provision
        for Loan Losses                          2,441,948    1,494,924      195,919
PROVISION FOR LOAN LOSSES                          374,969      299,744       96,060
                                                ----------   ----------   ----------

        Net interest Income After Provision
        for Loan Losses                          2,066,979    1,195,180       99,859
                                                ----------   ----------   ----------

NON-INTEREST INCOME
   Service charges on deposit accounts              38,353       19,131          911
   Service release premiums                        565,897      577,087       81,898
   Management service fees                         872,201      775,892      229,285
   Other income                                     35,775       14,378           22
                                                ----------   ----------   ----------
     Total Non-interest Income                   1,512,226    1,386,488      312,116
                                                ----------   ----------   ----------

NON-INTEREST EXPENSES
   Salaries and employee benefits                1,981,757    1,549,210      385,383
   Occupancy expenses                               70,628       88,237       27,613
   Equipment expenses                              104,258       83,146       21,808
   Data processing fees                             85,466       65,118        8,571
   Other expenses                                  380,846      416,768      137,900
                                                ----------   ----------   ----------
     Total Non-interest Expenses                 2,622,955    2,202,479      581,275
                                                ----------   ----------   ----------
Income (Loss) Before Income Taxes (Benefits)       956,250      379,189     (169,300)
   Less: Applicable Income Taxes (Benefits)        361,878       81,948      (66,400)
                                                ----------   ----------   ----------

     INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
     A CHANGE IN ACCOUNTING PRINCIPLE              594,372      297,241     (102,900)
Cumulative effect of expensing start-up costs
  as incurred, net of tax benefit of $72,067       111,713           --           --
                                                ----------   ----------   ----------

   NET INCOME (LOSS)                            $  482,659   $  297,241   $ (102,900)
                                                ==========   ==========   ==========


          See accompanying notes to consolidated financial statements.

                     INVESTORSBANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Concluded)
                     Years Ended December 31, 1999 and 1998
        and the Period from September 3, 1997 through December 31, 1997
--------------------------------------------------------------------------------

                                                              1999             1998            1997
                                                           ----------       ----------      ----------
EARNINGS (LOSS) PER COMMON SHARE
  PRIMARY
     Income (loss) before cumulative effect of a change
       in accounting principle                                   0.59             0.30           (0.10)
     Cumulative effect on prior years of expensing
       start-up costs as incurred                               (0.11)              --              --
                                                           ----------       ----------      ----------

       NET INCOME (LOSS)                                   $     0.48       $     0.30         $ (0.10)
                                                           ==========       ==========      ==========

DILUTED
   Income (loss) before cumulative effect of a change
     in accounting principle                                     0.59             0.29           (0.10)
   Cumulative effect on prior years of expensing
     start-up costs as incurred                                 (0.11)              --              --
                                                           ----------       ----------      ----------

       NET INCOME (LOSS)                                   $     0.48       $     0.29      $    (0.10)
                                                           ==========       ==========      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                         1,000,137        1,000,000       1,000,000
                                                           ==========       ==========      ==========

          See accompanying notes to consolidated financial statements.

                     INVESTORSBANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                     Years Ended December 31, 1999 and 1998 and Period from
                  September 3, 1997 through December 31, 1997


--------------------------------------------------------------------------------------------------------
                                                                               Retained       Total
                                                       Common                  Earnings    Stockholders'
                                                       Stock      Surplus      (Deficit)     Equity
                                                     ---------- -----------  ------------ --------------

BALANCES - September 3, 1997                         $        - $         -  $          - $            -
 Proceeds from sale of shares of common stock,
   net of stock offering costs                           10,000   6,979,900             -      6,989,900
 Net loss - 1997                                              -           -      (102,900)      (102,900)
                                                     ---------- -----------  ------------ --------------
BALANCES - December 31, 1997                             10,000   6,979,900      (102,900)     6,887,000
 Net income - 1998                                            -           -       297,241        297,241
                                                     ---------- -----------  ------------ --------------
BALANCES - December 31, 1998                             10,000   6,979,900       194,341      7,184,241
 Stock dividend (50,000 shares at $6.75 per share)          500     337,000      (337,500)             -
 Net income - 1999                                            -           -       482,659        482,659
                                                     ---------- -----------  ------------ --------------
BALANCES - December 31, 1999                         $   10,500 $ 7,316,900  $    339,500 $    7,666,900
                                                     ========== ===========  ============ ==============

          See accompanying notes to consolidated financial statements.

                     INVESTORSBANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1999 and 1998
          and Period from September 3, 1997 through December 31, 1997

--------------------------------------------------------------------------------------------------------------
                                                                       1999          1998           1997
                                                                  ------------ --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $    482,659 $       297,241 $      (102,900)
  Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
       Depreciation                                                     40,954          27,086           8,163
       Provision for loan losses                                       374,969         299,744          96,060
       Benefit for deferred taxes                                     (200,276)        (27,189)        (66,400)
       Net (increase) decrease in mortgage loans held for sale       1,666,557      (2,232,657)             --
       (Increase) decrease in other assets                             206,699        (368,111)       (545,915)
       Increase in accrued expenses and other liabilities              215,844         621,420         291,131
                                                                  ------------ --------------- ---------------
          Total Adjustments                                          2,304,747      (1,679,707)       (216,961)
                                                                  ------------ --------------- ---------------
               Net Cash Provided By (Used in) Operating Activities   2,787,406      (1,382,466)       (319,861)
                                                                  ------------ --------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in federal funds sold                        540,000       4,004,000      (4,544,000)
  Activity in available for sale securities:
      Sales and calls                                               17,895,000       4,815,000              --
      Purchases                                                     (9,175,000)    (19,795,000)             --
  Activity in held to maturity securities:
      Maturities                                                     3,980,493       6,050,000              --
      Purchases                                                             --     (10,030,493)             --
  Net increase in loans                                            (37,496,804)    (29,973,962)     (9,606,554)
  Purchase of furniture and equipment                                   (7,672)        (29,687)       (132,322)
                                                                  ------------ --------------- ---------------
              Net Cash Used in Investing Activities                (24,263,983)    (44,960,142)    (14,282,876)
                                                                  ------------ --------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                          21,783,616      46,142,950       8,861,640
  Net increase in federal funds purchased                              925,000              --              --
  Proceeds from the issuance of common stock, net                           --              --       6,989,900
                                                                  ------------ --------------- ---------------
              Net Cash Provided By Financing Activities             22,708,616      46,142,950      15,851,540
                                                                  ------------ --------------- ---------------
                   NET INCREASE (DECREASE) IN CASH AND
                       DUE FROM BANKS                                1,232,039        (199,658)      1,248,803

CASH AND DUE FROM BANKS - Beginning of Year (Period)                 1,049,145       1,248,803              --
                                                                  ------------ --------------- ---------------

   CASH AND DUE FROM BANKS - END OF YEAR (Period)                 $  2,281,184    $  1,049,145    $  1,248,803
                                                                  ============ =============== ===============
SUPPLEMENTAL CASH FLOW DISCLOSURES
   Cash paid during the year for
      Interest                                                    $  3,052,035    $  1,326,908    $     35,083
      Income taxes                                                $    226,596    $         50    $         --


          See accompanying notes to consolidated financial statements.

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
    A.   NATURE OF BUSINESS

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

    B.   CONSOLIDATION

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

    C.   USE OF ESTIMATES

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate, deferred tax assets.

    D.   CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks."

The subsidiary Bank maintains amounts due from banks, which, at times, may exceed federally insured limits. The subsidiary Bank has not experienced any losses in such accounts.

    E.   AVAILABLE FOR SALE SECURITIES

Securities classified as available for sale are those debt securities that the subsidiary Bank intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the subsidiary Bank's assets and

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------
    E.   AVAILABLE FOR SALE SECURITIES (CONTINUED)

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

    F.   HELD TO MATURITY SECURITIES

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

    G.   MORTGAGE LOANS HELD FOR SALE

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. All sales are made without recourse.

    H.   LOANS

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

    I.   LOAN SERVICING

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is based upon discounted cash flows using market-based assumptions.

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------
    J.   RETAINED LOAN DISCOUNT

When a portion of a loan is sold, the basis of the retained portion of the loan is discounted by the differential between the face amount of the sold portion of the loan and the relative market value of the sold portion of the loan. This difference is referred to as the retained loan discount. The relative market value is determined by the expected cash flows discounted with assumptions made on prepayments and rate of return. At the time of sale, premium income is reduced by the retained loan discount. The retained loan discount is amortized over the life of the underlying loan. When a loan is prepaid, the remaining retained loan discount is recognized as an increase to interest income. When a loan is sold, the remaining retained loan discount is included as a reduction to the basis of the underlying loan.

    K.   ALLOWANCE FOR LOAN LOSSES

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

    L.   FURNITURE AND EQUIPMENT

Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets, which are 3 to 7 years for furniture and equipment.

    M.   OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

In the ordinary course of business, the subsidiary Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------
    N.   INCOME TAXES

The Company files a consolidated Federal income tax return and individual subsidiary State income tax returns. Accordingly, amounts equal to tax benefits of those companies having taxable Federal losses or credits are reimbursed by the other companies that incur Federal tax liabilities.

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to allowance for loan losses, and depreciation. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

    O.   PENSION AND PROFIT-SHARING PLAN

The Company has a contributory 401(k) profit-sharing plan in which contributions are made in accordance with specified formulas or at the discretion of the Board of Directors of the Company. The Plan covers substantially all employees.

    P.   PER SHARE DATA

Net income (loss) per common share data has been computed based upon the weighted average number of shares outstanding during the period.

    Q.   RECLASSIFICATION

Certain 1997 and 1998 amounts have been reclassified to conform with the 1999 presentation.

    R.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------
    R.   FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

    CARRYING AMOUNTS APPROXIMATE FAIR VALUES FOR THE FOLLOWING INSTRUMENTS

         Cash and cash equivalents
         Federal funds sold
         Available for sale securities
         Variable rate loans that reprice frequently where no significant change in credit risk has occurred
         Mortgage loans held for sale
         Accrued interest receivable
         Demand deposits
         Variable rate money market accounts
         Variable rate certificates of deposit
         Federal funds purchased
         Accrued interest payable

    QUOTED MARKET PRICES

    Where available, or if not available, based on quoted market prices of comparable instruments for the following instrument:

         Held to maturity securities

    DISCOUNTED CASH FLOWS

    Using interest rates currently being offered on instruments with similar terms and with similar credit quality:

         All loans except variable rate loans described above Fixed rate certificates of deposit

    QUOTED FEES CURRENTLY BEING CHARGED FOR SIMILAR INSTRUMENTS

    Taking into account the remaining terms of the agreements and the counterparties' credit standing:

    OFF-BALANCE-SHEET INSTRUMENTS

         Letters of credit
         Lending commitments

Since the majority of the Company's off-balance-sheet instruments consist of nonfee-producing, variable rate commitments, the Company has determined it does not have a distinguishable fair value.

                     INVESTORS BANCORP, INC AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 2 - CASH AND DUE FROM BANKS

At this time, the Federal Reserve Bank has not required the subsidiary Bank to maintain vault cash or reserve balances with the Federal Reserve Bank based upon a percentage of deposits.

NOTE 3 - AVAILABLE FOR SALE SECURITIES

Amortized cost and fair value of available for sale securities as of December 31, 1999 and 1998 are summarized as follows:

                                                       December 31, 1999
                                    ---------------------------------------------------------
                                                       Gross          Gross
                                     Amortized       Unrealized     Unrealized       Fair
                                       Cost            Gains         Losses          Value
                                    -----------     -----------    ----------     -----------
Corporate bonds                     $ 6,260,000     $        -     $        -     $ 6,260,000
                                    ===========     ===========    ==========     ===========

                                                       December 31, 1999
                                    ---------------------------------------------------------
                                                       Gross          Gross
                                     Amortized       Unrealized     Unrealized       Fair
                                       Cost            Gains         Losses          Value
                                    -----------     -----------    ----------     -----------
Corporate bonds                    $ 14,980,000     $        -      $      -      $ 14,980,000
                                   ===========      ==========      ========      ============


The amortized cost and fair value of available for sale securities as of December 31, 1999, by contractual maturity, are as follows:

                                                            December 31, 1999
                                                -----------------------------------------
                                                        Amortized                 Fair
                                                          Cost                   Value
                                                -------------------     -----------------
Due in one year or less                         $       6,260,000       $       6,260,000
                                                =================       =================




NOTE 4 - HELD TO MATURITY SECURITIES

There were no held to maturity securities as of December 31, 1999. Amortized cost and fair value of held to maturity securities as of December 31, 1998 are summarized as follows:

                                                       Gross          Gross
                                     Amortized       Unrealized     Unrealized       Fair
                                       Cost            Gains         Losses          Value
                                    -----------     -----------    ----------     -----------
Commercial paper                    $ 3,980,493             -      $       -      $ 3,980,493
                                    ===========     ===========    ==========     ===========

                     INVESTORSBANCORP, INC. AND SUBSIDIARY

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 5  - LOANS
--------------------------------------------------------------------------------

Major classifications of loans at December 31, 1999 and 1998 are as follows:

                                              December 31,
                                       -------------------------
                                           1999          1998
                                       ------------  -----------
Commercial                             $25,225,933   $11,933,874
Real estate
  Commercial                            32,142,524    18,962,694
  Residential                           16,844,196     7,265,606
Industrial revenue bonds                 2,595,078       959,778
Installment and consumer                   269,589       458,564
                                       -----------   -----------
                                        77,077,320    39,580,516
    Less: Allowance for loan losses       (770,773)     (395,804)
                                       -----------   -----------
        Net Loans                      $76,306,547   $39,184,712
                                       ===========   ===========

There were no loans that were impaired at December 31, 1999 and 1998.

Certain directors and executive officers of InvestorsBank, and their related interests, had loans outstanding in the aggregate amounts of $427,842 and $192,839 at December 31, 1999 and 1998, respectively. During 1999, $2,484,676 of new loans were made and repayments totaled $2,249,673. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.

--------------------------------------------------------------------------------
NOTE 6 - SERVICING
--------------------------------------------------------------------------------

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $143,536,024 and $150,785,375 at December 31, 1999 and 1998, respectively. A portion of these loans, with balances of $123,579,489 and $127,998,930 at December 31, 1999 and 1998, respectively, are loans serviced for Bando McGlocklin Capital Corporation, a related company. Revenue relating to loan servicing for Bando McGlocklin Capital Corporation was $337,858 and $331,415 for the years ended December 31, 1999 and 1998, respectively and $111,996 for the period from September 3, 1997 to December 31, 1997.

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 1999 and 1998, was $126,367 and $188,995, respectively. The balance of retained loan discounts, net of valuation allowance, included in other liabilities at December 31, 1999 and 1998, was $110,918 and $194,772, respectively. The carrying values approximate fair values at December 31, 1999 and 1998. Net premium expense related to these items was $2,281, $276 and $-0- for the years ended 1999, 1998 and 1997, respectively.

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 7 - ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

The allowance for loan losses reflected in the consolidated financial statements represents the allowance available to absorb loan losses. An analysis of changes in the allowance at December 31, 1999 and 1998 is presented in the following tabulation:


                                                            December 31,
                                              -------------------------------------
                                                    1999         1998         1997
                                              ------------  -----------    --------
BALANCE - Beginning of Year                   $   395,804   $    96,060    $     --
  Provision charged to operations                 374,969       299,744      96,060
                                              -----------   -----------    --------
BALANCE - END OF YEAR                         $   770,773   $   395,804    $ 96,060
                                              ===========   ===========    ========

--------------------------------------------------------------------------------
NOTE 8 - FURNITURE AND EQUIPMENT
--------------------------------------------------------------------------------

Furniture and equipment at December 31, 1999 and 1998 are stated at cost, less accumulated depreciation and amortization are summarized as follows:

                                                                 December 31,
                                                         --------------------------
                                                               1999           1998
                                                         -------------  -----------
Furniture and equipment                                  $   169,682    $   162,009
  Less: Accumulated depreciation and amortization             76,204         35,249
                                                         -----------    -----------
      Total furniture and equipment                      $    93,478    $   126,760
                                                         ===========    ===========

Depreciation expense amounted to $40,954, $27,086 and $8,163 in 1999, 1998 and 1997, respectively.

--------------------------------------------------------------------------------
NOTE 9 - DEPOSITS
--------------------------------------------------------------------------------

The aggregate amount of Time deposits, each with a minimum denomination of $100,000, was approximately $14,706,497 and $10,315,453 in 1999 and 1998, respectively. At December 31, 1999, the scheduled maturities of Time deposits are as follows:

2000                    $ 21,543,930
2001                       3,106,816
2002                       2,205,961
2003                         789,471
2004                       1,973,078
                        ------------
Total                   $ 29,619,256
                        ============

INVESTORSBANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 10 - LINE OF CREDIT
--------------------------------------------------------------------------------

During 1999, the subsidiary Bank established a line of credit with a correspondent bank in the amount of $2,000,000. The line of credit agreement provides for interest at the correspondent bank's prevailing prime rate less
 .75% (7.75% at December 31, 1999), and terminates June 30, 2000. The Company did not have any outstanding borrowings on the line of credit at December 31, 1999.

--------------------------------------------------------------------------------
NOTE 11 - INCOME TAXES
--------------------------------------------------------------------------------

The provision for income taxes included in the accompanying consolidated financial statements consists of the following:

                                                                Years Ended December 31,
                                                -----------------------------------------------
                                                         1999             1998            1997
                                                ---------------   --------------      ---------
Current Taxes
  Federal                                       $       460,038   $       72,092      $       -
  State                                                 102,116           37,045              -
                                                ---------------   --------------      ---------
                                                        562,154          109,137              -
                                                ---------------   --------------      ---------
Deferred Income Tax Benefit
  Federal                                              (173,047)         (22,839)       (53,000)
  State                                                 (27,229)          (4,350)       (13,400)
                                                ---------------   --------------      ---------
                                                       (200,276)         (27,189)       (66,400)
                                                ---------------   --------------      ---------

    Total Provision (Benefit) for Income Taxes  $       361,878   $       81,948      $ (66,400)
                                                ===============   ==============      =========


The net deferred tax assets in the accompanying consolidated balance sheets include the following amounts of deferred tax assets and liabilities:


                                                       December 31,
                                        ----------------------------------------
                                                  1999                 1998
                                        ---------------         ----------------
Deferred Tax Assets
  Allowance for loan losses             $       257,284         $        112,885
  Organizational costs                           53,141                        -
Deferred Tax Liabilities
  Depreciation                                  (16,560)                 (19,296)
                                        ---------------         ----------------
                                        $       293,865         $         93,589
                                        ===============         ================

Management believes it is more likely than not, that the gross deferred tax assets will be fully realized. Therefore, no valuation allowance has been recorded as of December 31, 1999 or 1998.

                     INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 11 - INCOME TAXES (CONTINUED)
--------------------------------------------------------------------------------

A reconciliation of statutory Federal income taxes based upon income before taxes, to the provision for federal and state income taxes, as summarized above, is as follows:


                                                                     Years Ended December 31,
                                             ---------------------------------------------------------------------
                                                     1999                     1998                    1997
                                             ----------------------   ---------------------   --------------------
                                                            % of                    % of                    % of
                                                           Pretax                  Pretax                  Pretax
                                               Amount      Income       Amount     Income       Amount     Income
                                             ----------  ----------   ---------  ----------   ----------  --------
Reconciliation of statutory to
 effective taxes (benefit)
     Federal income taxes (benefit)
      at statutory rate                     $ 325,125       34.0%    $ 128,924       34.0%    $ (57,562)    (34.0%)
     Adjustments for
        Tax-exempt interest on
         municipal obligations                (13,237)      (1.4)      (55,275)     (14.6)      (10,316)     (6.1)
        Increases (decreases) in
         taxes resulting from
         state income taxes                    67,397        7.0        24,450        6.4        (8,861)
        Other - net                           (17,407)      (1.8)      (16,151)      (4.2)       10,339       6.1
                                            ----------   --------    ---------    --------    ---------   --------
Effective Income Taxes
 (Benefits) - Operations                    $ 361,878       37.8%    $  81,948       21.6%    $ (66,400)    (39.2%)
                                            =========    =======     =========    =======     =========   ========

--------------------------------------------------------------------------------
NOTE 12 - FACILITIES LEASE
--------------------------------------------------------------------------------

The Company leases premises from Bando McGlocklin Capital Corporation, an affiliated entity. Monthly rents are variable based on LIBOR interest rates and the agreement is for a ten-year renewable term. Lease expense for the years ended December 31, 1999 and 1998 was $46,348 and $67,452, respectively and $24,330 for the period from September 3, 1997 through December 31, 1997. At December 31, 1999, future minimum lease payments are as follows:

2000                    $    52,686
2001                         52,686
2002                         52,686
2003                         52,686
2004                         52,686
Thereafter                  263,430
                        -----------
                        $   526,860
                        ===========

                     INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
NOTE 13 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the financial statements.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit financial guarantees and standby letters of credit. They involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized on the balance sheet.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as it does for on-balance-sheet instruments.

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31, 1999 and 1998 is as follows:


                                                                    1999            1998
                                                                ------------    ------------
Financial instruments whose contract amounts represent
  credit risk
    Commitments to extend credit                                $ 17,442,858    $ 10,934,249
    Standby letters of credit                                   $    566,291    $    268,900
    Credit card commitments                                     $    431,978    $    230,869
    Notional amount of financial instruments
        Interest rate swap                                      $  3,027,000    $  6,103,000


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

                     INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
--------------------------------------------------------------------------------

On April 24, 1998, the Company entered into an interest rate swap agreement with another company to manage interest rate exposure. The interest rate swap agreement is structured as hedges of specific fixed-rate deposits whose terms coincide with the terms of the swap agreement. Under the terms of the swap agreement, the parties exchange interest payment streams calculated on the notional principal amount. The swap agreement is structured so that the Company receives a fixed interest rate and pays a variable rate based on the federal funds rate. The variable rate of the swap agreement at December 31, 1999 was 3.99% and the weighted average for the year ended December 31, 1999 was 4.97%. The swap agreement's expiration coincide with the maturity of the fixed rate deposits. The notional amount, fixed rate and expiration date at December 31, 1999 is as follows:


                       Fixed
                      Interest
         Notional       Rate         Expiration
          Amount      Received          Date
          ------      --------       ----------
        $ 3,027,000     5.58%      April 24, 2001

The Company and the subsidiary Bank do not engage in the use of futures, forwards or option contracts.

--------------------------------------------------------------------------------
NOTE 14 - CONCENTRATION OF CREDIT RISK
--------------------------------------------------------------------------------

Practically all of the subsidiary Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the subsidiary Bank's market area. Although the subsidiary Bank has a diversified loan portfolio, the ability of its debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the subsidiary Bank. The concentration of credit by type of loan is set forth in Note 5.

--------------------------------------------------------------------------------
NOTE 15 - STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
The Company has a Nonqualified Stock Option Plan providing for the granting of options for up to 100,000 shares of common stock to key officers and employees of the Company. Options are granted at the current market value. Options may be exercised based on the vesting schedule outlined in each agreement. As a result of a 5% stock dividend declared in 1999, the Board of Directors approved a 5% price adjustment on the stock options reducing the previous exercise price and increasing the number of options outstanding.

                     INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 15 - STOCKHOLDERS' EQUITY  (CONTINUED)
--------------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                       December 31,
                              -----------------------------
                                1999       1998      1997
                              --------   --------  --------
Dividend yield                     0.0%    N/A         0.0%
Expected Life                 10 years     N/A    10 years
Expected volatility              23.44%    N/A       25.13%
Risk-free interest rate            7.1%    N/A         5.6%

Activity of the Nonqualified Stock Option Plan is summarized in the following table:


                                   Weighted-
                                    Average                                                  Weighted-
                                   Fair Value                                                 Average
                                   of Option     Options                        Options      Exercise
                                    Granted     Available     Exercisable     Outstanding      Price
                                   ----------   ---------     -----------     -----------    --------
BALANCE - September 3, 1997                           --             --              --           --
    Stock options authorized                     100,000                             --
    Granted                          $ 3.33       (7,500)                         7,500
    Exercise of stock option
    Exercise of stock option                          --                             --
                                                 -------                       --------
BALANCE - December 31, 1998                       92,500          3,000           7,500       $ 7.33
    5% stock dividend                $ 3.17         (375)                           375
    Granted                          $ 4.49       (3,150)                         3,150
    Exercise of stock option                          --                             --
                                                 -------                       --------
EXERCISABLE -
  DECEMBER 31, 1999                               88,975          3,938          11,025       $ 7.55
                                                 =======                       ========



Information pertaining to the options outstanding at December 31, 1999 is as follows:



                                Options Outstanding                  Options Exercisable
                       ----------------------------------------   ------------------------
                                      Weighted-
                                       Average       Weighted-                   Weighted-
                                      Remaining      Average                     Average
Range of                 Number      Contractual     Exercise       Number       Exercise
Exercise Prices        Oustanding       Life          Price       Exercisable     Price
---------------        ----------    -----------     ---------    -----------    ---------
 $7.33 - 8.10            11,025       8.57 years      $7.55          3,938        $7.33

                     INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 15 - STOCKHOLDERS' EQUITY (CONTINUED)
--------------------------------------------------------------------------------

The Company applies APB Opinion 25 and related interpretation in accounting for its plan. Accordingly, no compensation cost was recognized for the 1998 and 1997 grants under the incentive stock option plan. There were no grants of options or warrants during 1999. Had compensation cost for the Company's stock-based compensation plan been determined based upon the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:


                                                           1999          1998            1997

Net income - as reported                                $ 482,659     $ 297,241      $ (102,900)
    Pro forma                                           $ 481,485     $ 295,924      $ (106,850)
Basic earnings (loss) per share - as reported           $    0.48     $    0.30      $    (0.10)
    Pro forma                                           $    0.48     $    0.30      $    (0.11)
Diluted earnings (loss) per share - as reported         $    0.48     $    0.29      $    (0.10)
    Pro forma                                           $    0.48     $    0.29      $    (0.10)


During 1997, the Company authorized and issued 100,000 stock warrants to its chief executive officer, exercisable at $7.70 per share. The weighted average fair value of each warrant is $3.17. The warrants expire September 3, 2004. As a result of a 5% stock dividend declared in 1999, the Company approved a 5% price adjustment on the warrants reducing the exercise price on the warrants and increasing the number of warrants outstanding.

A reconciliation of the numerators and the denominators of earnings per share and earnings per share assuming dilution are:


                                                     Income                         Per Share
                                                     (Loss)          Shares          Amount
                                                   ----------      ---------       ---------
1999
  Earnings per share                               $  482,659      1,000,137       $    0.48
                                                                                   ---------
  Effect of options                                        --          3,118
                                                   ----------      ---------
    Earnings Per Share - Assuming Dilution         $  482,659      1,003,255       $    0.48
                                                   ----------      ---------       ---------
1998
  Earnings per share                               $  297,241      1,000,000       $    0.30
                                                                                   ---------
  Effect of options                                        --         21,455
                                                   ----------      ---------
    Earnings Per Share - Assuming Dilution         $  297,241      1,021,455       $    0.29
                                                   ----------      ---------       ---------
1997
  Loss per share                                   $ (102,900)     1,000,000       $   (0.10)
                                                                                   ---------
  Effect of options                                       --          29,889
                                                   ----------      ---------
    Loss Per Share - Assuming Dilution             $ (102,900)     1,029,889       $   (0.10)
                                                   ----------      ---------       ---------

In January 2000, the Company granted 4,000 stock options to key employees at an exercise price of $6.75 per share. The options are to be exercised within ten years of the grant date.

                     INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 16 - RETAINED EARNINGS AND RESTRICTIONS ON DIVIDENDS
--------------------------------------------------------------------------------

The principal source of income and funds of the Company will be dividends from the subsidiary Bank. Under Wisconsin law, the subsidiary Bank will be restricted as to the maximum amount of dividends it may pay on its common stock. A Wisconsin bank may not pay dividends except out of net earnings. A bank's ability to pay dividends may also be restricted in the event that losses in excess of undivided profits have been charged against surplus. Unless exempted by the Wisconsin Department of Financial Institutions, Division of Banking, a state bank may not pay or declare dividends on capital stock in excess of 50% of its net earnings until its surplus fund is fully restored to an amount equal to 100% of the bank's capital stock. Federal regulators have authority to prohibit a bank from engaging in any action deemed by them to constitute an unsafe or unsound practice, including the payment of dividends.

The subsidiary Bank made a statement in its application for a bank charter and federal deposit insurance that it will retain its earnings during the first three years of operation. As such, no dividends will be paid to the shareholders during that period.

Federal Reserve Board policy provides that a bank holding company should not pay dividends unless (i) the dividends can be fully funded out of net income from the bank's net earnings over the prior year and (ii) the prospective rate of earnings retention appears consistent with the Company (and its subsidiary's) capital needs, asset quality and overall financial conditions.

--------------------------------------------------------------------------------
NOTE 17 - REGULATORY CAPITAL REQUIREMENTS
--------------------------------------------------------------------------------

The Company (on a consolidated basis) and the subsidiary Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and the subsidiary Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk- weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy requires the Company and the subsidiary Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, the Company and the subsidiary Bank met all capital adequacy requirements to which they are subject.

As of December 31, 1999, the most recent notification from the regulatory agencies categorized the subsidiary Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the institution must maintain minimum total risk-

                     INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 17 - REGULATORY CAPITAL REQUIREMENTS (CONTINUED)
--------------------------------------------------------------------------------

based, Tier I risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the subsidiary Bank's category.

The Company and subsidiary Bank's actual capital amounts and ratios as of December 31, 1999 and 1998 are also presented in the table.


                                                                                                       To Be Well
                                                                              For Capital           Capitalized Under
                                                                                Adequacy            Prompt Corrective
                                                       Actual                   Purposes            Action Provision
                                               -----------------------   ----------------------  ----------------------
                                                  Amount       Ratio        Amount      Ratio      Amount       Ratio
                                               -----------   ---------   -----------  ---------  ----------   ---------
As of December 31, 1999
  Total capital (to risk-weighted assets)
      InvestorsBancorp, Inc.                     $8,437,673     11.1%    $ 6,105,877    8.0%            N/A
      InvestorsBank                               8,437,673     11.1%      6,105,877    8.0%    $ 7,632,347     10.0%
  Tier I capital (to risk-weighted assets)
      InvestorsBancorp, Inc.                     $7,666,900     10.0%    $ 3,052,939    4.0%            N/A
      InvestorsBank                               7,666,900     10.0%      3,052,939    4.0%    $ 4,579,408      6.0%
  Tier I capital (to average assets)
      InvestorsBancorp, Inc.                     $7,666,900      9.4%    $ 3,268,865    4.0%            N/A
      InvestorsBank                               7,666,900      9.4%      3,268,865    4.0%    $ 4,086,082      5.0%

As of December 31, 1998
  Total capital (to risk-weighted assets)
      InvestorsBancorp, Inc.                     $7,396,265     15.3%    $ 3,862,310    8.0%            N/A
      InvestorsBank                               7,396,265     15.3%      3,862,310    8.0%    $ 4,827,888     10.0%
  Tier I capital (to risk-weighted assets)
      InvestorsBancorp, Inc.                     $7,000,461     14.5%    $ 1,931,155    4.0%            N/A
      InvestorsBank                               7,000,461     14.5%      1,931,155    4.0%    $ 2,896,733      6.0%
  Tier I capital (to average assets)
      InvestorsBancorp, Inc.                     $7,000,461     16.7%    $ 1,676,988    4.0%            N/A
      InvestorsBank                               7,000,461     16.7%      1,676,988    4.0%    $ 2,096,235      5.0%

                     INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 18 - RETIREMENT PLANS
--------------------------------------------------------------------------------

The Company has a contributory 401(k) profit-sharing plan covering substantially all of its employees. The total profit-sharing expense for the years ended December 31, 1999 and 1998 amounted to $46,426 and $41,424, respectively. The total pension expense and profit-sharing expense for the period ended December 31, 1997 amounted to $35,310.

The Company has a non-contributory defined contribution pension plan covering substantially all of its employees. During 1997, the Company stopped contributing to the plan.

The Company provides additional supplemental retirement benefits for an executive officer. Such benefits totaled $43,099, $23,089 and $7,536 in 1999, 1998 and 1997, respectively, net of reimbursement from Bando McGlocklin Capital Corporation's management fee. The payments were made at the sole discretion of the Board of Directors. The payments are included in the calculation of management fee charged to a related Company.

--------------------------------------------------------------------------------
NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

The estimated fair values of the Company's financial instruments at December 31,1999 and 1998 are as follows:


                                                 1999                                 1998
                                    -------------------------------       ------------------------------
                                      Carrying          Estimated           Carrying         Estimated
                                       Amount           Fair Value           Amount          Fair Value
                                    ------------       ------------       ------------      ------------
FINANCIAL ASSETS
   Cash and due from banks          $  2,281,184       $  2,281,184       $  1,049,145      $  1,049,145
                                    ============       ============       ============      ============

   Federal funds sold               $         --       $         --       $    540,000      $    540,000
                                    ============       ============       ============      ============

   Securities                       $  6,260,000       $  6,260,000       $ 18,960,493      $ 18,960,493
                                    ============       ============       ============      ============

   Net loans                        $ 76,306,547       $ 75,998,000       $ 39,184,712      $ 39,410,779
                                    ============       ============       ============      ============

   Mortgage loans held for sale     $    566,100       $    556,100       $  2,232,657      $  2,232,657
                                    ============       ============       ============      ============

   Accrued interest receivable      $    484,962       $    484,962       $    326,334      $    326,334
                                    ============       ============       ============      ============

FINANCIAL LIABILITIES
   Deposits                         $ 76,788,206       $ 76,731,905       $ 55,004,590      $ 55,050,270
                                    ============       ============       ============      ============

   Federal funds purchased          $    925,000       $    925,000       $         --      $         --
                                    ============       ============       ============      ============

   Accrued interest payable         $    490,516       $    490,516       $    453,050      $    453,050
                                    ============       ============       ============      ============

                     INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
--------------------------------------------------------------------------------

The estimated fair value of fee income on letters of credit at December 31, 1999, 1998 and 1997 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 1999, 1998 and 1997.

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

--------------------------------------------------------------------------------
NOTE 20 - RELATED ENTITY
--------------------------------------------------------------------------------

The Company shares common ownership and management with Bando McGlocklin Capital Corporation. The Company charges Bando McGlocklin Capital Corporation a management fee for salaries and employee benefits of common management. The Company also charges a loan servicing fee for loans serviced for the related entity and a leased property servicing fee. The management services fee for the years ended December 31, 1999, 1998 and 1997 is as follows:


                                           Years Ended December 31,
                                   ---------------------------------------
                                      1999           1998          1997
                                   ----------     ----------    ----------
Salaries and benefits              $  446,053     $  419,405    $  117,289
Leased property servicing              88,290         25,072            --
Loan servicing                        337,858        331,415       111,996
                                   ----------     ----------    ----------

                                   $  872,201     $  775,892    $  229,285
                                   ==========     ==========    ==========

                     INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 21 - INVESTORSBANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                            CONDENSED BALANCE SHEETS


                                                                      December 31,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
ASSETS
    Investment in subsidiary                                  $ 7,666,900     $ 7,184,241
                                                              ===========     ===========

LIABILITIES                                                   $        --     $        --
                                                              -----------     -----------
STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; 1,000,000 shares
      authorized; -0- shares issued and outstanding                    --              --
    Common stock, $.01 par value; 9,000,000 shares
      authorized; 1,050,000 shares issued and outstanding          10,500          10,000
    Surplus                                                     7,316,900       6,979,900
    Retained earnings                                             339,500         194,341
                                                              -----------     -----------
        Total Stockholders' Equity                              7,666,900       7,184,241
                                                              -----------     -----------
           TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                             $ 7,666,900     $ 7,184,241
                                                              ===========     ===========

                     INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 21 - INVESTORSBANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)
--------------------------------------------------------------------------------

                         CONDENSED STATEMENTS OF INCOME


                                                      Years (Period) Ended December 31,
                                                  -------------------------------------------
                                                      1999           1998           1997
                                                  ------------   -----------    ------------
EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY      $   482,659    $   297,241    $   (102,900)
                                                  ------------   -----------    ------------
NET INCOME                                        $   482,659    $   297,241    $   (102,900)
                                                  ===========    ===========    ============


                       CONDENSED STATEMENTS OF CASH FLOWS


                                                               Years (Period) Ended December 31,
                                                          ------------------------------------------
                                                             1999           1998            1997
                                                          ----------    -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                               $  482,659    $   297,241     $  (102,900)
 Adjustments to reconcile net income to net
  cash flows provided by operating activities
   Equity in undistributed income of subsidiary             (482,659)      (297,241)        102,900
                                                          ----------    -----------     ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                     --             --              --

CASH FLOWS FROM INVESTING ACTIVITIES -
 Investment in Subsidiary                                         --             --      (6,989,900)

CASH FLOWS FROM FINANCING ACTIVITIES -
 Proceeds from issuance of common stock, net                      --             --       6,989,900
                                                          ----------    -----------     ------------
    INCREASE IN CASH AND DUE FROM BANKS                           --             --              --

CASH AND DUE FROM BANKS -
Beginning of Year (Period)                                        --             --              --
                                                          ----------    -----------     ------------
CASH AND DUE FROM BANKS -
 END OF YEAR (Period)                                     $       --    $        --     $        --
                                                          ===========   ===========     ============

ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In connection with the audit of the Company's financial statements for the year ended December 31, 1999, there were no unresolved issues, scope restrictions, unanswered questions or disagreements with Virchow, Krause & Company, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Virchow, Krause & Company, LLP, would have caused Virchow, Krause & Company, LLP to make reference to the matter in their report, and Virchow, Krause & Company, LLP did not advise the Company that any of the events described in Item 304(a)(1)(iv)(B) of Regulation S-B had occurred. During the Company's years ended December 31, 1999. 1998 and 1997, the Company (or anyone on the Company's behalf) did not consult Virchow, Krause & Company, LLP regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; and as such no written report was provided to the Company and no oral advice was provided that the accountant concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of disagreement or a reportable event.


                                    PART III


ITEM 9.  DIRECTORS AND OFFICERS OF THE REGISTRANT

         DIRECTORS. The information on pages 2-3 of the 2000 Proxy Statement under the caption "Election of Directors" is incorporated by reference.

         EXECUTIVE OFFICERS. The Company's executive officers who are not also directors are as follows:

         SUSAN J. HAUKE, 34, has been the Company's controller and vice president-finance since 1997, and was elected secretary in 1999. Ms. Hauke also serves as vice president-finance, controller, and treasurer of the Bank. In addition, she is the vice president-finance, controller, secretary and treasurer of BMCC. Prior to joining BMCC in 1991, Ms. Hauke was a senior accountant at PriceWaterhouseCoopers, LLP.

         GREG A. MIESKE, 40, was elected vice president-operations and compliance officer of the Company and the Bank in October 1999. He also serves as secretary of the Bank. Prior to joining the Company in December 1998, Mr. Mieske served as a financial examiner for the Department of Financial Institutions of the State of Wisconsin from 1987 until 1998.

         JOEL C. OBERMEIER, 33, was elected senior vice president of the Company and Bank in January 1999. He has served as the senior mortgage banking officer since joining the Company in 1997. From March 1997 to September 1997, Mr. Obermeier served as vice president-residential lending of BMCC. Prior to joining BMCC, he served as loan originator/manager of Approved Mortgage, Inc. from 1995 to 1997 and vice president of Creative Home Mortgage Corp. from 1989 to 1995.

         SCOTT J. RUSSELL, 40, has been a senior vice president of the Company since February 1998, and a senior vice president and lending officer of the Bank since 1997. In 1997, Mr. Russell was also appointed senior vice president of BMCC. From 1994 until 1997, Mr. Russell served as a vice president of BMCC. Prior to joining BMCC, he was a corporate banker with the Bank of Tokyo, Chicago, Illinois.

         There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.

         COMPLIANCE WITH SECTION 16(A). The information on pages 4-5 of the 2000 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information on page 4 of the 2000 Proxy Statement under the subcaption "Compensation of Directors" and the information on pages 5-6 of the 2000 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         The information on page 4 of the 2000 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND TRANSACTIONS

         The information on page 6 of the 2000 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.



                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (A)(1)            INDEX TO FINANCIAL STATEMENTS

                           See page 27.

         (A)(2)            FINANCIAL STATEMENT SCHEDULES

                           None required.

         (A)(3)            SCHEDULE OF EXHIBITS

                           The exhibit index which immediately follows the signature pages to this Form 10-KSB is incorporated by reference.

         (B)               REPORTS ON FORM 8-K

                           There were no reports on Form 8-K filed during the fourth quarter of 1999.

         (C)               EXHIBITS

                           The exhibit index to this Form 10-KSB is incorporated by reference.

                           The exhibits required to be filed with this Form 10-KSB are included with this Form 10-KSB and are located immediately following the Exhibit Index to this Form 10-KSB.

         (D)               FINANCIAL DATA SCHEDULE

                           Exhibit 27.1

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.


                             INVESTORSBANCORP, INC.

                             By:/s/   George R. Schonath
                                ------------------------
                             George R. Schonath,
                             Chief Executive Officer


                             By:/s/   Susan J. Hauke
                                ------------------------
                             Susan J. Hauke, Vice President Finance
                             And Chief Accounting Officer


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on March 30, 2000.


                  Signature                             Title
                  ---------                             -----



         /s/   Terry L. Mather                          Director
         -----------------------------------
         Terry L. Mather


         /s/   Jon McGlocklin                           Director
         -----------------------------------
         Jon McGlocklin


         /s/   Donald L. Menefee                        Director
         -----------------------------------
         Donald L. Menefee


         /s/   George R. Schonath                       Director
         -----------------------------------
         George R. Schonath


         /s/   Donald E. Sydow                          Director
         -----------------------------------
         Donald E. Sydow

                                INDEX TO EXHIBITS


                                                                                                      SEQUENTIAL
EXHIBIT                                                INCORPORATED HEREIN                FILED          PAGE
  NO.     DESCRIPTION OF EXHIBITS                      BY REFERENCE TO                   HEREWITH       NUMBER
  3.1   Restated Articles of                      Exhibit 2(a) to the Form 10-SB
        Incorporation, as amended,                filed with the Commission
        of InvestorsBancorp, Inc.                 on July 24, 1997
                                                  (SEC File No. 000-29400)

  3.2   ByLaws of                                 Exhibit 2(b) to the Form 10-SB
        InvestorsBancorp, Inc.                    filed with the Commission
                                                  on July 24, 1997
                                                  (SEC File No. 000-29400)

  4.1   Specimen Common Stock                     Exhibit 4.1 to the Form 10-SB
        Certificate of                            filed with the Commission
        InvestorsBancorp, Inc.                    on July 24, 1997
                                                  (SEC File No. 000-29400)

  10.1  InvestorsBancorp, Inc.                    Exhibit 6(c) to the Form 10-SB
        1997 Equity Incentive Plan                filed with the Commission
                                                  on July 24, 1997
                                                  (SEC File No. 000-29400)

  10.2  Management Services and                   Exhibit 6(a) to the Form 10-SB
        Allocation of Expenses                    filed with the Commission
        Agreement                                 on July 24, 1997
                                                  (SEC File No. 000-29400)

  10.3  Tax Allocation and                        Exhibit 6(b) to the Form 10-SB
        Services Agreement                        filed with the Commission
                                                  on July 24, 1997
                                                  (SEC File No. 000-29400)

  21.1  Subsidiaries of                                                                     X
        InvestorsBancorp, Inc.

  27.1  Financial Data Schedule                                                             X

  99.1  Proxy Statement                                                                     X