Form 10QSB
period 2000-03-31
INVESTORSBANCORP INC
filed 2000-05-15
CIK 1039454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000
                                                          --------------
                                       or

[ ]   Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from      to
                                                         -----    -----

                         Commission file number: 0-29400


                             INVESTORSBANCORP, INC.
             (Exact name of registrant as specified in its charter)


              Wisconsin                                      39-1854234
(State or other jurisdiction of incorporation)            (I.R.S. Employer
                                                         Identification No.)


                  W239 N1700 Busse Road
                  Waukesha, Wisconsin                        53188-1160
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

As of May 12, 2000, the Issuer had 1,050,000 shares of $0.01 par value Common Stock issued and outstanding.

                             INVESTORSBANCORP, INC.

                                FORM 10-QSB INDEX



PART 1.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and
           December 31, 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

           Consolidated Statements of Income - For the Three Months
           Ended March 31, 2000 and 1999 (Unaudited). . . . . . . . . . . . . . . . .4

           Consolidated Statements of Changes in Shareholders' Equity - For the
           Three Months Ended March 31, 2000 and 1999 (Unaudited) . . .. . . . . . . 6

           Consolidated Statements of Cash Flows - For the Three Months Ended
           March 31, 2000 and 1999 (Unaudited) . . . . . . . . . . . .  . . . . . . .7

           Notes to the Consolidated Financial Statements (Unaudited) .. . . . . . . 8

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . 9

PART II. OTHER INFORMATION

           Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 18

           Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . .. . 18

           Item 3. Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . 18

           Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . 18

           Item 5 Other Information . . . . . . . . . . . . . . . . . . . . . . . . 18

           Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 18

           Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                      MARCH 31,           DECEMBER 31,
                                                                      ---------           ------------
                                                                         2000                 1999
                                                                         ----                 ----

ASSETS
Cash and due from banks                                              $  2,663,293         $  2,281,184
Available for sale securities                                           5,460,000            6,260,000
Mortgage loans held for sale                                              758,600              566,100
Loans, less allowance for loan losses of $810,928 and
   $770,773, respectively                                              80,287,728           76,306,547
Furniture and equipment, net                                               84,261               93,478
Accrued interest receivable and other assets                            1,083,227            1,001,192
                                                                     ------------         ------------
      TOTAL ASSETS                                                   $ 90,337,109         $ 86,508,501
                                                                     ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Demand                                                            $  6,429,471         $  4,273,423
   Savings and NOW accounts                                            39,480,049           42,895,527
   Time                                                                33,343,091           29,619,256
                                                                     ------------         ------------
      TOTAL DEPOSITS                                                   79,252,611           76,788,206
Federal funds purchased                                                 2,450,000              925,000
Accrued interest payable and other liabilities                            791,735            1,128,395
                                                                     ------------         ------------
      TOTAL LIABILITIES                                                82,494,346           78,841,601
                                                                     ------------         ------------

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares
   authorized, -0- shares issued and outstanding                                -                    -
Common stock, $0.01 par value; 9,000,000 shares
   authorized, 1,050,000 shares issued and outstanding                     10,500               10,500
Surplus                                                                 7,316,900            7,316,900
Retained earnings                                                         515,363              339,500
                                                                     ------------         ------------
      TOTAL SHAREHOLDERS' EQUITY                                        7,842,763            7,666,900
                                                                     ------------         ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 90,337,109         $ 86,508,501
                                                                     ============         ============

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                            THREE MONTHS ENDED
                                                                            ------------------
                                                                                  MARCH 31,
                                                                                  ---------
                                                                          2000                 1999
                                                                          ----                 ----
INTEREST INCOME:
   Interest and fees on loans                                        $ 1,674,363            $ 948,456
   Interest on investment securities                                      71,925              193,748
   Interest on federal funds sold                                         12,107               31,194
                                                                     -----------            ---------
      TOTAL INTEREST INCOME                                            1,758,395            1,173,398

INTEREST EXPENSE:
   Interest on deposits                                                1,030,167              671,268
   Interest on federal funds purchased                                     6,222                    -
                                                                     -----------            ---------
      TOTAL INTEREST EXPENSE                                           1,036,389              671,268

   NET INTEREST INCOME BEFORE PROVISION FOR
      LOAN LOSSES                                                        722,006              502,130

Provision for loan losses                                                 40,155              107,769
                                                                     -----------            ---------
   NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                                                        681,851              394,361
                                                                     -----------            ---------

NONINTEREST INCOME:
   Service charges on deposit accounts                                    12,564                6,978
   Service release premiums                                               90,737              191,703
   Management service fees                                               237,707              213,411
   Other income                                                           12,954               32,020
                                                                     -----------            ---------
      TOTAL NONINTEREST INCOME                                           353,962              444,112
                                                                     -----------            ---------

NONINTEREST EXPENSE:
   Salaries and employee benefits                                        582,539              469,083
   Occupancy expenses                                                     22,639               21,540
   Equipment expenses                                                     17,860               13,071
   Other expenses                                                        133,373              124,568
                                                                     -----------            ---------
      TOTAL NONINTEREST EXPENSE                                          756,411              628,262
                                                                     -----------            ---------

INCOME BEFORE INCOME TAXES                                               279,402              210,211
Income tax expense (benefit)                                             103,539               80,250
                                                                     -----------            ---------

INCOME BEFORE CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE                                        175,863              129,961
                                                                     -----------            ---------

Cumulative effect of expensing start-up costs
   as incurred, net of income taxes                                            -              111,713
                                                                     -----------            ---------

NET INCOME                                                           $   175,863            $  18,248
                                                                     ===========            =========

                     INVESTORSBANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                  (UNAUDITED)


                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                                                  MARCH 31,
                                                                                  ---------

                                                                          2000                 1999
                                                                          ----                 ----
PER SHARE AMOUNTS:
   BASIC EARNINGS PER SHARE:
      Income before cumulative effect of a change in
         accounting principle                                           $     0.17          $     0.13
      Cumulative effect of expensing start-up
         costs as incurred                                                       -               (0.11)
                                                                        ----------          ----------
      Net income                                                        $     0.17          $     0.02
                                                                        ==========          ==========

   DILUTED EARNINGS PER SHARE:
      Income before cumulative effect of a change in
         accounting principle                                           $     0.17          $    0.13
      Cumulative effect of expensing start-up
         costs as incurred                                                       -              (0.11)
                                                                        ----------          ---------
      Net income                                                        $     0.17          $    0.02
                                                                        ==========          =========

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                       RETAINED      TOTAL
                                               COMMON                  EARNINGS   SHAREHOLDERS'
                                               STOCK      SURPLUS      (DEFICIT)     EQUITY
                                               -----      -------      ---------     ------

BALANCE, December 31, 1998                  $   10,000   $6,979,900   $  194,341   $7,184,241

Net income for first three months of 1999           --           --       18,248       18,248
                                            ----------   ----------   ----------   ----------

BALANCE, March 31, 1999                     $   10,000   $6,979,900   $  212,589   $7,202,489
                                            ==========   ==========   ==========   ==========


BALANCE, December 31, 1999                  $   10,500   $7,316,900   $  339,500   $7,666,900

Net income for first three months of 2000           --           --      175,863      175,863
                                            ----------   ----------   ----------   ----------

BALANCE, March 31, 2000                     $   10,500   $7,316,900   $  515,363   $7,842,763
                                            ==========   ==========   ==========   ==========

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Three Months Ended
                                                                        March 31,
                                                                   2000            1999
                                                                   ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                $    175,863    $     18,248
   Adjustments to reconcile net income to net cash
      net cash used in operating activities
   Depreciation                                                    10,383          10,043
   Provision for loan loss                                         40,155         107,769
   Benefit for deferred taxes                                          --         (53,100)
   Net (increase) decrease in mortgage loans held for sale       (192,500)      2,232,657
   (Increase) decrease in assets:
      Interest receivable                                         (53,727)        (35,725)
      Other assets                                                (28,308)        347,167
   Increase (decrease) in liabilities:
      Accrued interest                                            112,832        (122,734)
      Taxes payable                                              (396,443)        (47,337)
      Other liabilities                                           (53,049)       (162,303)
                                                             ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        (384,794)      2,294,685
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in federal funds sold                                  --      (2,560,000)
   Net increase in federal funds purchased                      1,525,000              --
   Proceeds from sales of available for sale securities         2,525,000       7,180,000
   Purchase of available for sale securities                   (1,725,000)     (3,195,000)
   Proceeds from maturity of held to maturity securities               --       3,980,493
   Purchase of furniture and equipment                             (1,166)         (6,118)
   Net increase in loans                                       (4,021,336)    (10,776,795)
                                                             ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                          (1,697,502)     (5,377,420)
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                     2,464,405       4,364,227
                                                             ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       2,464,405       4,364,227
                                                             ------------    ------------

Net increase in cash and due from banks                           382,109       1,281,492
Cash and due from banks, beginning of period                    2,281,184       1,049,145
                                                             ------------    ------------
CASH AND DUE FROM BANKS, END OF PERIOD                       $  2,663,293    $  2,330,637
                                                             ============    ============

SUPPLEMENTAL  DISCLOSURE OF CASH FLOW  INFORMATION:
Cash paid during the period for:
      Interest                                               $    917,335    $    794,002
                                                             ============    ============
      Income taxes                                           $    499,982    $    108,670
                                                             ============    ============

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1.  ORGANIZATION

InvestorsBancorp, Inc. (the "Company") was incorporated under Wisconsin law on June 12, 1996, to be the holding company of InvestorsBank, a Wisconsin state bank located in Pewaukee, Wisconsin (the "Bank"). The Bank commenced business on September 8, 1997.

NOTE 2.  ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999 have been made. Such adjustments consisted only of normal recurring items. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 1999 Annual Report on Form 10-KSB. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Principles of Consolidation - The consolidated financial statements as of and for the period presented include the accounts of the Company and the Bank, its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

NOTE 3.  SUBSEQUENT EVENT

On April 28, 2000, the Company borrowed $2,500,000 from Bando McGlocklin Capital Corporation pursuant to an unsecured note which bears interest at a fixed rate of 11% per year through its maturity. Interest is payable quarterly with the principal amount of the note due on April 30, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides additional analysis of the financial statements and should be read in conjunction with this information. This discussion focuses on significant factors that affected the Company's earnings for the periods ended March 31, 2000 and 1999. As of March 31, 2000 and 1999, the Bank was the only subsidiary of the Company and its operations contributed all of the revenue and expenses.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

During the quarter ended March 31, 2000, the Company reported net income of $176,000, or $0.17 per share, as compared to net income of $18,000, or $0.02 per share for the quarter ended March 31, 1999. Net income as of March 31, 1999 included the cumulative effect of a change in accounting principle that totaled $112,000 after income taxes. Income before the cumulative effect of a change in accounting increased 35%. This enhanced profitability was primarily attributable to a 31% increase in average earning assets.

Net Interest Income

Net interest income is the difference between interest income, including fees on loans, and interest expense, and is the largest contributing factor to net income for the Company. Total net interest income increased 44% to $722,000 for the quarter ended March 31, 2000 from $502,000 for the quarter ended March 31, 1999. Significantly higher loan volumes resulted in a 77% increase in interest and fee income on loans which totaled $1.7 million for the three months ended March 31, 2000 compared to $948,000 for the three months ended March 31, 1999. The majority of interest income on loans was derived from the commercial and commercial real estate loan portfolios which, in the aggregate, comprised approximately 79% of total loans at March 31, 2000. Interest earned on investment securities and federal funds sold totaling $72,000 and $12,000, respectively, were the other components of interest income. While the direction of future interest rates, competition, and other factors may have a significant impact, management anticipates interest income will continue to increase proportionately with the growth of the loan portfolio and other investments.

Interest expense similarly increased 49% to $1.0 million for the quarter ended March 31, 2000 from $671,000 for the quarter ended March 31, 1999. Interest expense consisted predominantly of interest paid on money market accounts totaling $541,000 and certificates of deposit totaling $472,000 for the quarter ended March 31, 2000. Interest expense is anticipated to continue to rise in the near future as management expects these deposit instruments will remain the primary funding sources utilized by the Company to fund additional growth.

Provision for Loan Losses

The allowance for loan losses increased 5% to $811,000 as of March 31, 2000 from $771,000 as of December 31, 1999. The allowance for loan losses is established through a provision for loan losses charged to expense. A loan loss provision of $40,000 was expensed in the quarter ended March 31, 2000 as compared to $108,000 during the three months ended March 31, 1999. The allowance for loan losses remained at approximately 1.00% of total loans, net of residential mortgage loans held for sale on the secondary market.

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

There were no loan charge-offs or recoveries, nor any impaired loans during 1999 or the first three months of 2000. While a comprehensive analysis of the allowance for loan losses is somewhat difficult due to the Company's relatively short operating history, management believes that the allowance was at an adequate level at March 31, 2000 based on the composition of the portfolio as well as regulatory guidelines.

Non-Interest Income and Expenses

Non-interest income for the quarter ended March 31, 2000 totaled $354,000 as compared to $444,000 for the quarter ended March 31, 1999, a 20% decrease. The majority of the decrease was the result of service release fees decreasing to $91,000 for the quarter ended March 31, 2000 compared to $192,000 for the quarter ended March 31, 1999. Service release fees are from the sale of residential mortgages sold in the secondary market. Due to the rising long-term interest rates, there were fewer individuals refinancing their current mortgages during the first quarter of 2000 as compared to the first quarter of 1999. Management service fees totaled $238,000 for the quarter ended March 31, 2000 compared to $213,000 for the quarter ended March 31, 1999. The Company charges Bando McGlocklin Capital Corporation (BMCC), the former principal shareholder of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. As of March 31, 2000, the Company had BMCC loans under management totaling $118.2 million and leased properties of $31.4 million. Service charges and other income were $26,000 compared to $39,000 for the same periods.

Non-interest expense increased 20% to $756,000 for the three months ended March 31, 2000 as compared to $628,000 for the three months ended March 31, 1999. The increase was primarily due to salaries and employee benefits expense increasing $114,000 due to additional employees and regular compensation increases. During the quarter ended March 31, 2000, the Company had an average of 26 full time equivalent employees compared to an average of 22 full time equivalents for the prior year's first quarter. Salaries and employee benefits totaled $583,000 and $469,000 for the three months ended March 31, 2000 and 1999, respectively. These amounts include salaries that were reimbursed through the management service fee noted above. The other operating expenses, which included occupancy and fixed asset expense, data processing fees, advertising, investor communications, and professional fees, increased $14,000.

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

For the quarter ended March 31, 2000, the Company recorded federal and state income tax expense of $104,000. The Company also has a deferred tax asset of $294,000. For the quarter ended March 31, 1999, the Company recorded a federal and state income tax expense of $80,000 and had a deferred tax asset of $147,000. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for the expense for income taxes for the quarter ended March 31, 2000 was 37%.


FINANCIAL CONDITION

Assets

The Company reported total assets of $90.3 million as of March 31, 2000 versus $86.5 million as of December 31, 1999, a 4% increase. Cash and due from banks increased to $2.7 million as of March 31, 2000 from $2.3 million at December 31, 1999. The Company's investment securities portfolio decreased to $5.5 million as of March 31, 2000 from $6.3 million at year end. The $800,000 decrease in the investment portfolio was the result of funding loan commitments in the first three months of 2000. As of March 31, 2000, investment securities consisted of taxable variable rate demand notes secured by irrevocable letters of credit from federally insured, domestic financial institutions. Although the notes have a long term maturity structure, the interest rate is adjustable weekly and the holder has the option to liquidate the security at 100% of par value within seven days upon proper notice. These instruments provide the Company with ready liquidity to provide for loan funding requirements. Management believes that the investment portfolio is adequately diversified.

Loans continued to grow during the quarter. As of March 31, 2000, loans rose 5% to $81.1 million compared to $77.1 million as of December 31, 1999. While most of the growth occurred in the commercial, industrial and commercial real estate segments of the loan portfolio, residential real estate loans, including home equity credit facilities, also grew considerably. It is management's focus to grow the loan portfolio as much as possible. For the funding source of this loan growth, the Company does not rely solely on its liquid assets, such as investments. The Company has access to various off-balance sheet sources. As of March 31, 2000, the Company had $759,000 of loans held for sale. As of December 31, 1999, residential mortgage loans originated for sale on the secondary market totaled $566,000. Excluding the mortgage loans originated for sale, the allowance for loan losses remained at approximately 1.00% of gross loans, totaling $811,000 at March 31, 2000 and $771,000 at year end 1999. In addition to loans outstanding, the Company had unfunded loan commitments totaling $27.5 million as of March 31, 2000, although the Company intends to participate approximately $8.6 million of those loans to BMCC and other third party lenders. Loan demand continues to remain strong for both commercial and residential loans in the Company's trade area. Despite the recent increase in residential loan rates, the Company has continued to increase its volume of residential loans and to grow its market share.

Other assets at March 31, 2000 totaled $1.2 million compared to $1.1 million at December 31, 1999. Other assets at March 31, 2000 included net furniture and equipment of $84,000, accrued interest receivable on loans and investments of $539,000, excess servicing assets of $122,000 relating to loans sold to a third party, deferred tax assets of $294,000 and other miscellaneous assets of $129,000.


Liabilities

Total deposits increased 3% to $79.3 million at March 31, 2000 from $76.8 million as of year end 1999. Indexed money market accounts comprised the largest portion of the deposit base totaling $38.1 million as of March 31, 2000 compared to $41.5 million as of December 31, 1999. Time certificates of deposit increased to $33.3 million compared to $29.6 million as of year end. Time deposits included retail brokered deposits with maturities ranging from 1 to 3 years of $7.1 million and $9.6 million as of March 31, 2000 and December 31, 1999, respectively. In order for the Company to facilitate continued loan growth, management expects to continue to aggressively market and competitively price its money market and certificate of deposit products. Other deposits outstanding as of March 31, 2000 included non-interest bearing accounts totaling $6.4 million and interest bearing checking accounts (NOW accounts) of $1.4 million.

Other liabilities increased to $3.2 million as of March 31, 2000 from $2.1 million at December 31, 1999. Federal funds purchased increased to $2.5 million from $925,000 at year end. Other liabilities as of March 31, 2000 consisted primarily of accrued interest payable totaling $603,000, as well as accrued expenses payable of $19,000, retained loan discount relating to loans sold to a third party totaling $107,000, and other miscellaneous liabilities of $62,000.

CAPITAL RESOURCES

Capital ratios applicable to the Bank and the Company at March 31, 2000 and December 31, 1999 are as follows:


                                                    Total          Tier I
                                                 Risk-based      Risk-based     Leverage
                                                   Capital        Capital        Ratio
                                                   -------        -------        -----
Regulatory Capital Requirements:
   Minimum                                           8.0%           4.0%         4.0%
   Well-capitalized                                 10.0%           6.0%         5.0%

At March 31, 2000
   Bank                                             10.7%           9.7%         9.1%
   Company                                          10.7%           9.7%         9.1%

At December 31, 1999
   Bank                                             11.1%          10.0%         9.4%
   Company                                          11.1%          10.0%         9.4%




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

Liquidity

The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, accommodate possible deposit withdrawals, and take advantage of interest rate market opportunities in a cost effective manner. Although primary sources of funds are deposits and repayment of loan principal, the Company maintains a significant level of liquid assets to provide for potential funding needs. In addition to cash balances as of March 31, 2000, the Company held $5.5 million of marketable securities and $759,000 of residential mortgage loans originated and intended for sale in the secondary market. Should an immediate need for funds arise, these assets may be readily liquidated with nominal risk of principal loss.

Additionally, the Company has access to various alternative sources of funds including the purchase of federal funds from correspondent banks, the sale of commercial loans, and the acquisition of brokered deposits. Currently, the Company has correspondent banking relationships with four institutions which collectively have approved federal funds lines for the Bank totaling $7.5 million. The Company also has the ability to sell loan participations to correspondents and affiliates. Further, the Company has the ability to acquire funds via the brokered certificate of deposit market. Management has periodically purchased certificates of deposit through approved brokers as market conditions dictate to fill funding gaps. Finally, the Bank has a $2.0 million revolving line of credit with one of its correspondent banks. There was no outstanding balance on the note as of March 31, 2000. Management believes that current liquidity levels are sufficient to meet anticipated loan demand, as well as absorb deposit withdrawals.

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

In the normal course of business, the Company engages in off-balance sheet activity to hedge interest rate risk. As of March 31, 2000, the Company had one interest rate swap agreement outstanding with a notional value totaling $3.0 million structured as a hedge of specific fixed-rate deposits whose terms coincide with the terms of the swap agreement. The swap agreements are structured so that the Company receives a fixed interest rate and pays a variable rate which is based on the federal funds rate. These instruments allow management to more closely balance the repricing opportunities of the Company's assets and liabilities, and thereby, reduce potential rate risk exposure.

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

RECENT REGULATORY DEVELOPMENTS

On November 12, 1999, President Clinton signed legislation that will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under Section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institutions subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

National banks are also authorized by the Act to engage, through "financial subsidiaries", in any activity that is permissible for financial holding companies (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise expressly permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national banks.

Various bank regulatory agencies have begun issuing regulations as mandated by the Act. The Federal Reserve has issued an interim regulation establishing procedures for bank holding companies to elect to become financial holding companies. In addition, the Federal Reserve has issued interim regulations listing the financial activities permissible for financial holding companies and describing the parameters under which financial holding companies may engage in securities and merchant banking activities. The Federal Deposit Insurance Corporation has issued an interim regulation regarding the parameters under which state nonmember banks may conduct activities through subsidiaries that national banks may conduct only in financial subsidiaries. In addition, all federal bank regulatory agencies have jointly issued a proposed regulation that would implement the privacy provisions of the Act. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Bank has not applied for or received approval to establish financial subsidiaries.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions guidelines, including the condition of the local real estate market, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles and policies. These risks and uncertainties should be considered in evaluating forward-looking statement and undue reliance should not be placed on such statements.

          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                             AVERAGE BALANCE SHEETS


                                                           FOR THREE MONTHS ENDED         FOR YEAR ENDED
                                                               MARCH 31, 2000            DECEMBER 31, 1999
                                                               --------------            -----------------

Cash and due from banks                                         $  1,971,935               $  1,413,255
Federal funds sold                                                   880,440                  1,786,216
Available for sale securities                                      4,676,264                  8,442,054
Mortgage loans held for sale                                         299,813                    878,445
Loans:
   Commercial                                                     15,390,946                 22,441,159
   Commercial Real Estate                                         46,641,697                 25,819,397
   Residential Real Estate                                        16,201,886                 10,943,122
   Installment and consumer                                          203,694                    201,803
                                                                ------------               ------------
      Total loans                                                 78,438,223                 59,405,481
   Less allowance for loan losses                                   (780,445)                  (578,171)
                                                                ------------               ------------
      Net loans                                                   77,657,778                 58,827,310
Furniture and equipment, net                                          89,665                    112,345
Accrued interest receivable and other assets                         908,105                    704,389
                                                                ------------               ------------
      Total assets                                              $ 86,484,000               $ 72,164,014
                                                                ============               ============

Demand deposits                                                 $  5,854,253               $  3,943,584
Interest bearing deposits
   NOW                                                             1,322,021                  1,308,114
   Money market                                                   38,644,320                 41,094,253
   Time deposits                                                  31,568,294                 17,646,743
                                                                ------------               ------------
      Total deposits                                              77,388,888                 63,992,694
Federal funds purchased                                              401,154                    165,636
Accrued interest payable and other liabilities                       949,551                    690,363
                                                                ------------               ------------
      Total liabilities                                           78,739,593                 64,848,693
Equity capital                                                     7,744,407                  7,315,321
                                                                ------------               ------------
      Total liabilities and capital                             $ 86,484,000               $ 72,164,014
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

                  None.

Item 5.           OTHER INFORMATION

                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      List of Exhibits

                           10 Promissory Note dated April 28, 2000 between InvestorsBancorp, Inc. and Bando McGlocklin Capital Corporation

                           11 Statement Regarding Computation of Per Share Earnings

                           27   Financial Data Schedule (EDGAR version only)

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                                INVESTORSBANCORP, INC.
                                                (Registrant)


Date:    May 12, 2000                           /s/ George R. Schonath
                                                ----------------------
                                                George R. Schonath
                                                Chief Executive Officer



Date:    May 12, 2000                           /s/ Susan J. Hauke
                                                ------------------
                                                Susan J. Hauke
                                                Vice President Finance and
                                                Chief Accounting Officer