Form 10QSB
period 2000-06-30
INVESTORSBANCORP INC
filed 2000-08-11
CIK 1039454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000
                                                -------------

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


       Registrant's telephone number, including area code: (262) 523-1000
                                                           --------------

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

As of August 11, 2000, the Issuer had 1,050,000 shares of $0.01 par value common stock issued and outstanding.

                             INVESTORSBANCORP, INC.

                                FORM 10-QSB INDEX

PART 1.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and
             December 31, 1999 .........................................................3

             Consolidated Statements of Income - For the Three and Six Months
             Ended June 30, 2000 and 1999 (Unaudited)...................................4

             Consolidated Statements of Changes in Shareholders' Equity - For the
             Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)..............6

             Consolidated Statements of Cash Flows - For the Six Months Ended
             June 30, 2000 and 1999 (Unaudited).........................................7

             Notes to the Consolidated Financial Statements (Unaudited).................8

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations......................................................9

PART II.     OTHER INFORMATION

             Item 1.  Legal Proceedings.................................................19

             Item 2.  Changes in Securities.............................................19

             Item 3.  Defaults Upon Senior Securities...................................19

             Item 4.  Submission of Matters to a Vote of Security Holders...............19

             Item 5   Other Information.................................................19

             Item 6.  Exhibits  and Reports on Form 8-K.................................19

             Signatures.................................................................20

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     JUNE 30,           DECEMBER 31,
                                                                                     --------           ------------
                                                                                       2000                 1999
                                                                                       ----                 ----
ASSETS
------
Cash and due from banks                                                          $   4,065,645         $  2,281,184
Federal funds sold                                                                   6,780,000                    -
Available for sale securities                                                        6,045,000            6,260,000
Mortgage loans held for sale                                                           900,500              566,100
Loans, less allowance for loan losses of $966,875 and
   $770,773, respectively                                                           95,720,654           76,306,547
Furniture and equipment, net                                                            73,839               93,478
Accrued interest receivable and other assets                                         1,110,428            1,001,192
                                                                            -------------------   ------------------
      TOTAL ASSETS                                                               $ 114,696,066         $ 86,508,501
                                                                            ===================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Deposits:
   Demand                                                                        $   8,724,541         $  4,273,423
   Savings and NOW accounts                                                         48,092,964           42,895,527
   Time                                                                             46,460,846           29,619,256
                                                                            -------------------   ------------------
      TOTAL DEPOSITS                                                               103,278,351           76,788,206
Federal funds purchased                                                                      -              925,000
Accrued interest payable and other liabilities                                         896,995            1,128,395
Subordinated note payable                                                            2,500,000                    -
                                                                            -------------------   ------------------
      TOTAL LIABILITIES                                                            106,675,346           78,841,601
                                                                            -------------------   ------------------

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares
   authorized, -0- shares issued and outstanding                                             -                    -
Common stock, $0.01 par value; 9,000,000 shares
   authorized, 1,050,000 shares issued and outstanding                                  10,500               10,500
Surplus                                                                              7,316,900            7,316,900
Retained earnings                                                                      693,320              339,500
                                                                            -------------------   ------------------
      TOTAL SHAREHOLDERS' EQUITY                                                     8,020,720            7,666,900
                                                                            -------------------   ------------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 114,696,066         $ 86,508,501
                                                                            ===================   ==================

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                               ------------------                -----------------
                                                                    JUNE 30,                            JUNE 30,
                                                                    --------                           ---------
                                                             2000             1999               2000             1999
                                                             ----             ----               ----             ----
INTEREST INCOME:
   Interest and fees on loans                             $1,990,430       $1,102,358         $3,664,793       $2,050,814
   Interest on investment securities                          61,952          101,314            133,877          295,062
   Interest on federal funds sold                             16,872           17,707             28,979           48,901
                                                      ---------------  ---------------    ---------------  ---------------
      TOTAL INTEREST INCOME                                2,069,254        1,221,379          3,827,649        2,394,777

INTEREST EXPENSE:
   Interest on deposits                                    1,222,823          686,467          2,252,990        1,357,735
   Interest on federal funds purchased                        36,327              151             42,549              151
                                                      ---------------  ---------------    ---------------  ---------------
      TOTAL INTEREST EXPENSE                               1,259,150          686,618          2,295,539        1,357,886

   NET INTEREST INCOME BEFORE PROVISION FOR
      LOAN LOSSES                                            810,104          534,761          1,532,110        1,036,891

Provision for loan losses                                    155,947           84,872            196,102          192,641
                                                      ---------------  ---------------    ---------------  ---------------
   NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                                            654,157          449,889          1,336,008          844,250
                                                      ---------------  ---------------    ---------------  ---------------

NONINTEREST INCOME:
   Service charges on deposit accounts                        17,383            7,974             29,947           14,952
   Service release premiums                                  119,092          170,971            209,829          362,674
   Management service fees                                   253,491          220,474            491,198          433,885
   Other income                                               13,050            6,356             26,004           38,376
                                                      ---------------  ---------------    ---------------  ---------------
      TOTAL NONINTEREST INCOME                               403,016          405,775            756,978          849,887
                                                      ---------------  ---------------    ---------------  ---------------

NONINTEREST EXPENSE:
   Salaries and employee benefits                            589,743          529,034          1,172,282          998,117
   Occupancy expenses                                         22,771           22,591             45,410           44,131
   Equipment expenses                                         16,787           15,886             34,647           28,957
   Other expenses                                            146,077          120,425            279,450          244,993
                                                      ---------------  ---------------    ---------------  ---------------
      TOTAL NONINTEREST EXPENSE                              775,378          687,936          1,531,789        1,316,198
                                                      ---------------  ---------------    ---------------  ---------------

INCOME BEFORE INCOME TAXES                                   281,795          167,728            561,197          377,939
Income tax expense                                           103,838           64,242            207,377          144,492
                                                      ---------------  ---------------    ---------------  ---------------

INCOME BEFORE CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE                            177,957          103,486            353,820          233,447
                                                      ---------------  ---------------    ---------------  ---------------

Cumulative effect of expensing start-up costs
   as incurred, net of income taxes                                -                -                  -          111,713
                                                      ---------------  ---------------    ---------------  ---------------

NET INCOME                                                 $ 177,957        $ 103,486          $ 353,820        $ 121,734
                                                      ===============  ===============    ===============  ===============


                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  ------------------                ----------------
                                                                      JUNE 30,                           JUNE 30,
                                                                      --------                           --------
                                                              2000             1999              2000             1999
                                                              ----             ----              ----             ----
PER SHARE AMOUNTS:
   BASIC EARNINGS PER SHARE:
      Income before cumulative effect of a change in
         accounting principle                                    $ 0.17           $ 0.10            $ 0.34           $ 0.23
      Cumulative effect of expensing start-up
         costs as incurred                                            -                -                 -            (0.11)
                                                          --------------   --------------    --------------   --------------
      Net income                                                 $ 0.17           $ 0.10            $ 0.34           $ 0.12
                                                          ==============   ==============    ==============   ==============

   DILUTED EARNINGS PER SHARE:
      Income before cumulative effect of a change in
         accounting principle                                    $ 0.17           $ 0.10            $ 0.34           $ 0.22
      Cumulative effect of expensing start-up
         costs as incurred                                            -                -                 -            (0.11)
                                                          --------------   --------------    --------------   --------------
      Net income                                                 $ 0.17           $ 0.10            $ 0.34           $ 0.11
                                                          ==============   ==============    ==============   ==============

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                               RETAINED            TOTAL
                                                         COMMON                                EARNINGS         SHAREHOLDERS'
                                                          STOCK            SURPLUS            (DEFICIT)           EQUITY
                                                          -----            -------            ---------           ------
BALANCE, December 31, 1998                              $ 10,000        $ 6,979,900           $ 194,341         $ 7,184,241

Net income for first six months of 1999                        -                  -             121,734             121,734
                                                        --------        -----------           ---------         -----------

BALANCE, March 31, 1999                                 $ 10,000        $ 6,979,900           $ 316,075         $ 7,305,975
                                                        ========        ===========           =========         ===========


BALANCE, December 31, 1999                              $ 10,500        $ 7,316,900           $ 339,500         $ 7,666,900

Net income for first six months of 2000                        -                  -             353,820             353,820
                                                        --------        -----------           ---------         -----------

BALANCE, March 31, 2000                                 $ 10,500        $ 7,316,900           $ 693,320         $ 8,020,720
                                                        ========        ===========           =========         ===========

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                          ----------------
                                                                                              JUNE 30,
                                                                                              --------
                                                                                   2000                        1999
                                                                                   ----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $    353,820                $    121,734
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
   Depreciation                                                                    20,805                      20,304
   Provision for loan loss                                                        196,102                     192,641
   Benefit for deferred taxes                                                           -                     (53,100)
   Net (increase) decrease in mortgage loans held for sale                       (334,400)                  1,540,307
   (Increase) decrease in assets:
      Interest receivable                                                        (123,642)                    (20,132)
      Other assets                                                                 14,406                     350,195
   Increase (decrease) in liabilities:
      Accrued interest                                                            225,661                    (191,670)
      Taxes payable                                                              (420,404)                    (43,070)
      Other liabilities                                                           (36,657)                   (137,552)
                                                                             -------------               -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              (104,309)                  1,779,657
                                                                             -------------               -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in federal funds sold                               (6,780,000)                    470,000
   Net decrease in federal funds purchased                                       (925,000)                          -
   Proceeds from sales of available for sale securities                         7,985,000                  10,775,000
   Purchase of available for sale securities                                   (7,770,000)                 (3,195,000)
   Proceeds from maturity of held to maturity securities                                -                   3,980,493
   Purchase of furniture and equipment                                             (1,166)                     (6,118)
   Net increase in loans                                                      (19,610,209)                (19,826,514)
                                                                             -------------               -------------
NET CASH USED IN INVESTING ACTIVITIES                                         (27,101,375)                 (7,802,139)
                                                                             -------------               -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                    26,490,145                   6,947,722
   Proceeds from subordinated debt                                              2,500,000                           -
                                                                             -------------               -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      28,990,145                   6,947,722
                                                                             -------------               -------------

Net increase in cash and due from banks                                         1,784,461                     925,240
Cash and due from banks, beginning of period                                    2,281,184                   1,049,145
                                                                             -------------               -------------
CASH AND DUE FROM BANKS, END OF PERIOD                                       $  4,065,645                $  1,974,385
                                                                             =============               =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                               $  2,069,878                $  1,549,556
                                                                             =============               =============
      Income taxes                                                           $    627,781                $     60,000
                                                                             =============               =============

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 1.  ORGANIZATION

InvestorsBancorp, Inc. (the "Company") was incorporated under Wisconsin law on June 12, 1996, to be the holding company of InvestorsBank, a Wisconsin state bank located in Pewaukee, Wisconsin (the "Bank"). The Bank commenced business on September 8, 1997.

NOTE 2.  ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999 and the results of operations and cash flows for the three months and six months ended June 30, 2000 and 1999 have been made. Such adjustments consisted only of normal recurring items. Operating results for the periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 1999 Annual Report on Form 10-KSB. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Principles of Consolidation - The consolidated financial statements as of and for the period presented include the accounts of the Company and the Bank, its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

NOTE 3.  SUBORDINATED NOTE PAYABLE

On April 28, 2000, the Company borrowed $2.5 million from Bando McGlocklin Capital Corporation pursuant to an unsecured note which bears interest at a fixed rate of 11% per year through its maturity. Interest is payable quarterly with the principal amount of the note due on April 30, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides additional analysis of the financial statements and should be read in conjunction with that information. The discussion focuses on significant factors that affected the Company's earnings for the periods ended June 30, 2000 and 1999. As of June 30, 2000 and 1999, the Bank was the only subsidiary of the Company and its operations contributed all of the revenue and expenses.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

During the quarter ended June 30, 2000, the Company reported net income of $178,000, or $0.17 per diluted share, as compared to net income of $103,000, or $0.10 per diluted share for the quarter ended June 30, 1999, a 73% increase. This enhanced profitability was primarily attributable to a 41% increase in average earning assets.

Net Interest Income

Net interest income is the difference between interest income, including fees on loans, and interest expense, and is the largest contributing factor to net income for the Company. Total net interest income increased 51% to $810,000 for the quarter ended June 30, 2000 from $535,000 for the quarter ended June 30, 1999. The net interest margin for second quarter 2000 was 3.09% compared to 3.28% for second quarter 1999. Significantly higher loan volumes and an increase in interest rates resulted in an 81% increase in interest and fee income on loans which totaled $1.99 million for the three months ended June 30, 2000 compared to $1.10 for the three months ended June 30, 1999. The average prime rate was 9.25% for second quarter 2000 compared to 7.75% for second quarter 1999. Approximately 55% of loans are repriced using the prime rate. The majority of interest income on loans was derived from the commercial and commercial real estate loan portfolios which, in the aggregate, comprised approximately 73% of total loans at June 30, 2000. Interest earned on investment securities and federal funds sold totaling $62,000 and $17,000, respectively, were the other components of interest income. While the direction of future interest rates, competition, and other factors may have a significant impact, management anticipates interest income will continue to increase proportionately with the growth of the loan portfolio and other investments.

Interest expense similarly increased 83% to $1.26 million for the quarter ended June 30, 2000 from $687,000 for the quarter ended June 30, 1999. Interest expense consisted predominantly of interest paid on money market accounts totaling $591,000 and certificates of deposit totaling $563,000 for the quarter ended June 30, 2000. The average yield on money market accounts increased to 6.04% during second quarter 2000, while the average yield on certificates of deposits increased to 6.33%. The average yield on money market accounts and certificates of deposits were 4.75% and 5.54%, respectively, during second quarter 1999. Interest expense is anticipated to continue to rise in the future as management expects these deposit instruments will remain the primary funding sources utilized by the Company to fund additional growth.

Provision for Loan Losses

The allowance for loan losses increased 25% to $967,000 as of June 30, 2000 from $771,000 as of December 31, 1999. The allowance for loan losses is established through a provision for loan losses charged to expense. A loan loss provision of $156,000 was expensed in the quarter ended June 30, 2000 as compared to $85,000 during the three months ended June 30, 1999. The allowance for loan losses remained at approximately 1.0% of total loans, net of residential mortgage loans held for sale on the secondary market.

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

There were no loan charge-offs or recoveries, nor any impaired loans during 1999 or the first six months of 2000. While a comprehensive analysis of the allowance for loan losses is somewhat difficult due to the Company's relatively short operating history, management believes that the allowance was at an adequate level at June 30, 2000 based on the composition of the portfolio as well as regulatory guidelines.

Non-Interest Income and Expenses

Non-interest income for the quarter ended June 30, 2000 totaled $403,000 as compared to $406,000 for the quarter ended June 30, 1999, a 1% decrease. Service release fees decreased to $119,000 for the quarter ended June 30, 2000 compared to $171,000 for the quarter ended June 30, 1999. Service release fees are from the sale of residential mortgages sold in the secondary market. Due to rising long-term interest rates, there were fewer individuals refinancing their current mortgages during second quarter 2000 as compared to second quarter of 1999. Management service fees increased to $253,000 for the quarter ended June 30, 2000 compared to $220,000 for the quarter ended June 30, 1999. The Company charges Bando McGlocklin Capital Corporation (BMCC), the former principal shareholder of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. As of June 30, 2000, the Company had BMCC loans under management totaling $114 million and leased properties of $34.4 million. Service charges and other income were $30,000 compared to $14,000 for the same periods. Non-interest expense increased 13% to $775,000 for the three months ended June 30, 2000 as compared to $688,000 for the three months ended June 30, 1999. The increase was primarily due to salaries and employee benefits expense increasing $61,000 due to regular compensation increases and incentive compensation. Salaries and employee benefits totaled $590,000 and $529,000 for the three months ended June 30, 2000 and 1999, respectively. These amounts include salaries that were reimbursed through the management service fee noted above. The other operating expenses, which included occupancy and fixed asset expense, data processing fees, advertising, investor communications, and professional fees, increased $26,000.

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences are related principally to tax exempt interest income, allowance for loan losses, and depreciation that will be used to offset future net operating income.

For the quarter ended June 30, 2000, the Company recorded federal and state income tax expense of $104,000. The Company also has a deferred tax asset of $294,000. For the quarter ended June 30, 1999, the Company recorded a federal and state income tax expense of $64,000 and had a deferred tax asset of $147,000. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for the expense for income taxes for the quarter ended June 30, 2000 was 37%.


FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

During the six months ended June 30, 2000, the Company reported net income of $354,000, or $0.34 per diluted share, as compared to net income of $122,000, or $0.11 per diluted share for the six months ended June 30, 1999. Net income for the six months ended June 30, 1999 was reduced by the cumulative effect of a change in accounting principle that totaled $112,000 after income taxes. Income before the cumulative effect of a change in accounting increased 51%. This enhanced profitability was primarily attributable to a 36% increase in average earning assets.

Net Interest Income

Net interest income is the difference between interest income, including fees on loans, and interest expense, and is the largest contributing factor to net income for the Company. Total net interest income increased 47% to $1.53 million for the six months ended June 30, 2000 from $1.04 million for the six months ended June 30, 1999. The net interest margin for the first half of 2000 was 3.20% compared to 3.09% for the first half of 1999. Significantly higher loan volumes and an increase in interest rates resulted in a 79% increase in interest and fee income on loans which totaled $3.66 million for the six months ended June 30, 2000 compared to $2.05 million for the six months ended June 30, 1999. The average prime rate was 8.97% for the first half of 2000 compared to 7.75% for the first half of 1999. Approximately 55% of loans are repriced using the prime rate. The majority of interest income on loans was derived from the commercial and commercial real estate loan portfolios which, in the aggregate, comprised approximately 73% of total loans at June 30, 2000. Interest earned on investment securities and federal funds sold totaling $134,000 and $29,000, respectively, were the other components of interest income. While the direction of future interest rates, competition, and other factors may have a significant impact, management anticipates interest income will continue to increase proportionately with the growth of the loan portfolio and other investments.

Interest expense similarly increased 69% to $2.30 million for the six months ended June 30, 2000 from $1.36 million for the six months ended June 30, 1999. Interest expense consisted predominantly of interest paid on money market accounts totaling $1.13 million and certificates of deposit totaling $1.03 million for the six months ended June 30, 2000. The average yield on money market accounts increased to 5.84% during the first half of 2000, while the average yield on certificates of deposits increased to 6.18%. The average yield on money market accounts and certificates of deposits were 4.81% and 5.61%, respectively, during the first half of 1999. Interest expense is anticipated to continue to rise in the near future as management expects these deposit instruments will remain the primary funding sources utilized by the Company to fund additional growth.

Provision for Loan Losses

A loan loss provision of $196,000 was expensed during the six months ended June 30, 2000 as compared to $193,000 during the first six months of 1999. There were no loan charge-offs or recoveries nor any impaired loans for the six months ended June 30, 2000 and 1999.

Non-Interest Income and Expenses

Non-interest income for the six months ended June 30, 2000 totaled $757,000 as compared to $850,000 for the six months ended June 30, 1999, an 11% decrease. The majority of the decrease was the result of service release fees decreasing to $210,000 for the six months ended June 30, 2000 compared to $363,000 for the six months ended June 30, 1999. Service release fees are from the sale of residential mortgages sold in the secondary market. Due to rising long-term interest rates, there were fewer individuals refinancing their current mortgages during the first half of 2000 as compared to the first half of 1999. Management service fees totaled $491,000 for the six months ended June 30, 2000 compared to $434,000 for the six months ended June 30, 1999. The Company charges Bando McGlocklin Capital Corporation (BMCC), the former principal shareholder of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. As of June 30, 2000, the Company had BMCC loans under management totaling $114 million and leased properties of $34.4 million. Service charges and other income were $56,000 compared to $53,000 for the same periods.

Non-interest expense increased 16% to $1.53 million for the six months ended June 30, 2000 as compared to $1.32 million for the six months ended June 30, 1999. The increase was primarily due to salaries and employee benefits expense increasing $174,000 due to regular compensation increases and incentive compensation. Salaries and employee benefits totaled $1.17 million and $998,000 for the six months ended June 30, 2000 and 1999, respectively. These amounts include salaries that were reimbursed through the management service fee noted above. The other operating expenses, which included occupancy and fixed asset expense, data processing fees, advertising, investor communications, and professional fees, increased $41,000.

For the six months ended June 30, 2000, the Company recorded federal and state income tax expense of $207,000. The Company also has a deferred tax asset of $294,000. For the six months ended June 30, 1999, the Company recorded a federal and state income tax expense of $144,000 and had a deferred tax asset of $147,000. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for the expense for income taxes for the quarter ended June 30, 2000 was 37%.


FINANCIAL CONDITION

Assets

The Company reported total assets of $114.70 million as of June 30, 2000 versus $86.51 million as of December 31, 1999, a 33% increase. Cash and due from banks increased to $4.07 million as of June 30, 2000 from $2.28 million at December 31, 1999. Federal funds sold increased to $6.78 million at June 30, 2000. The Company's investment securities portfolio decreased to $6.05 million as of June 30, 2000 from $6.26 million at year end. As of June 30, 2000, investment securities consisted of taxable variable rate demand notes secured by irrevocable letters of credit from federally insured, domestic financial institutions. Although the notes have a long term maturity structure, the interest rate is adjustable weekly and the holder has the option to liquidate the security at 100% of par value within seven days upon proper notice. These instruments provide the Company with ready liquidity to provide for loan funding requirements. Management believes that the investment portfolio is adequately diversified.

Loans continued to grow during the quarter. As of June 30, 2000, loans rose 25% to $96.69 million compared to $77.08 million as of December 31, 1999. While most of the growth occurred in the commercial, industrial and commercial real estate segments of the loan portfolio, residential real estate loans, including home equity credit facilities, also grew considerably. It is management's goal to continue to aggressively grow the loan portfolio with quality credits. For the funding source of this loan growth, the Company does not rely solely on its liquid assets, such as investments. The Company has access to various off-balance sheet sources. As of June 30, 2000, the Company had $901,000 of residential mortgage loans held for sale. As of December 31, 1999, residential mortgage loans originated for sale on the secondary market totaled $566,000. Excluding the mortgage loans originated for sale, the allowance for loan losses remained at approximately 1.0% of gross loans, totaling $967,000 at June 30, 2000 and $771,000 at year end 1999. In addition to loans outstanding, the Company had unfunded loan commitments totaling $21.13 million as of June 30, 2000, net of participations sold. Loan demand continues to remain strong for both commercial and residential loans in the Company's trade area. Despite the recent increase in residential loan rates, the Company has continued to increase its volume of residential loans and to grow its market share through new referral sources.

Other assets at June 30, 2000 totaled $1.18 million compared to $1.09 million at December 31, 1999. Other assets at June 30, 2000 included net furniture and equipment of $74,000, accrued interest receivable on loans and investments of $609,000, excess servicing assets of $118,000 relating to loans sold to a third party, deferred tax assets of $294,000 and other miscellaneous assets of $90,000.

Liabilities

Total deposits increased 35% to $103.28 million at June 30, 2000 from $76.79 million as of year end 1999. Indexed money market accounts comprised the largest portion of the deposit base totaling $46.53 million as of June 30, 2000 compared to $41.46 million as of December 31, 1999. Time certificates of deposit increased to $46.46 million compared to $29.62 million as of year end. Time deposits included retail brokered deposits with maturities ranging from 1 to 7.5 years of $12.50 million and $9.62 million as of June 30, 2000 and December 31, 1999, respectively. In order for the Company to facilitate continued loan growth, management expects to continue to aggressively market and competitively price its money market and certificate of deposit products. Other deposits outstanding as of June 30, 2000 included non-interest bearing accounts totaling $8.76 million and interest bearing checking accounts (NOW accounts) of $1.53 million.

Other liabilities increased to $3.40 million as of June 30, 2000 from $2.05 million at December 31, 1999. Subordinated debt increased by $2.50 million and federal funds purchased decreased $925,000 from year end. On April 28, 2000, the Company borrowed $2.50 million from Bando McGlocklin Capital Corporation pursuant to an unsecured note which bears interest at a fixed rate of 11% per year through its maturity. Other liabilities as of June 30, 2000 consisted primarily of accrued interest payable totaling $716,000, as well as accrued expenses payable of $20,000, retained loan discount relating to loans sold to a third party totaling $104,000, and other miscellaneous liabilities of $57,000.

CAPITAL RESOURCES

Capital ratios applicable to the Bank and the Company at June 30, 2000 and December 31, 1999 were as follows:

                                            Total                Tier I
                                          Risk-based           Risk-based            Leverage
                                           Capital              Capital               Ratio
                                        ---------------      ---------------      ---------------
Regulatory Capital Requirements:
   Minimum                                    8.0%                 4.0%                 4.0%
   Well-capitalized                          10.0%                 6.0%                 5.0%

At June 30, 2000
   Bank                                      11.8%                10.8%                10.8%
   Company                                   12.0%                 8.4%                 8.4%

At December 31, 1999
   Bank                                      11.1%                10.0%                 9.4%
   Company                                   11.1%                10.0%                 9.4%


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

Liquidity

The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, accommodate possible deposit withdrawals, and take advantage of interest rate market opportunities in a cost effective manner. Although primary sources of funds are deposits and repayment of loan principal, the Company maintains a significant level of liquid assets to provide for potential funding needs. In addition to cash balances and federal funds sold as of June 30, 2000, the Company held $6.05 million of marketable securities and $900,000 of residential mortgage loans originated and intended for sale in the secondary market. Should an immediate need for funds arise, these assets may be readily liquidated with nominal risk of principal loss.

Additionally, the Company has access to various alternative sources of funds including the purchase of federal funds from correspondent banks, the sale of commercial loans, and the acquisition of brokered deposits. Currently, the Company has correspondent banking relationships with four institutions which collectively have approved federal funds lines for the Bank totaling $7.50 million. The Company also has the ability to sell loan participations to correspondents, affiliates and other financial institutions. Further, the Company has the ability to acquire funds via the brokered certificate of deposit market. Management has periodically purchased certificates of deposit through approved brokers as market conditions dictate to fill funding gaps. Finally, the Bank had a $2 million revolving line of credit with one of its correspondent banks that matured on June 30, 2000. The Bank has applied to the Federal Reserve Bank of Chicago to borrow funds from the Discount Window on a secured basis. This would allow the Bank to borrow up to $10 million on a short-term basis in the event of an unexpected liquidity shortfall. The actual amount the Bank would be able to borrow would depend on total capital and on the amount of assets the Bank would pledge. At this time, the Bank's application is still being processed by the Federal Reserve. Management believes that current liquidity levels are sufficient to meet anticipated loan demand, as well as to absorb deposit withdrawals.


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

In the normal course of business, the Company engages in off-balance sheet activity to hedge interest rate risk. As of June 30, 2000, the Company had three interest rate swap agreements outstanding with a notional value totaling $11.9 million structured as a hedge of specific fixed-rate deposits whose terms coincide with the terms of the swap agreement. The swap agreements are structured so that the Company receives a fixed interest rate and pays a variable rate. The variable rate on one swap agreement is based on the federal funds rate and the other two agreements are based upon LIBOR. These instruments allow management to more closely balance the repricing opportunities of the Company's assets and liabilities, and thereby, reduce potential interest rate risk exposure. Although swaps reduce interest rate risk, the potential for profit or loss on interest rate swaps still exists depending upon fluctuations in interest rates.

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


RECENT REGULATORY DEVELOPMENTS

The Gramm-Leach-Bliley Act (the "Act"), which was enacted in November, 1999, allows eligible bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Act, an eligible bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. National banks are also authorized by the Act to engage, through "financial subsidiaries," in certain activity that is permissible for financial holding companies (as described above) and certain activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity.

Various bank regulatory agencies have begun issuing regulations as mandated by the Act. During June, 2000, all of the federal bank regulatory agencies jointly issued regulations implementing the privacy provisions of the Act. In addition, the Federal Reserve issued interim regulations establishing procedures for bank holding companies to elect to become financial holding companies and listing the financial activities permissible for financial holding companies, as well as describing the extent to which financial holding companies may engage in securities and merchant banking activities. The Federal Deposit Insurance Corporation issued an interim regulation regarding the parameters under which state nonmember banks may conduct activities through subsidiaries that national banks may conduct only in financial subsidiaries. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company or the Bank. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Bank has not applied for or received approval to establish any financial subsidiaries.


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

          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                             AVERAGE BALANCE SHEETS

                                                           FOR SIX MONTHS ENDED             FOR YEAR ENDED
                                                               JUNE 30, 2000               DECEMBER 31, 1999
                                                               -------------               -----------------
Cash and due from banks                                          $  2,171,298                   $  1,413,255
Federal funds sold                                                  1,013,407                      1,786,216
Available for sale securities                                       4,235,027                      8,442,054
Mortgage loans held for sale                                          399,156                        878,445
Loans:
   Commercial                                                      16,650,265                     22,441,159
   Commercial Real Estate                                          48,306,832                     25,819,397
   Residential Real Estate                                         17,751,474                     10,943,122
   Installment and consumer                                           329,793                        201,803
                                                            ------------------               ----------------
      Total loans                                                  83,038,364                     59,405,481
   Less allowance for loan losses                                    (815,083)                      (578,171)
                                                            ------------------               ----------------
      Net loans                                                    82,223,281                     58,827,310
Furniture and equipment, net                                           85,078                        112,345
Accrued interest receivable and other assets                          930,147                        704,389
                                                            ------------------               ----------------
      Total assets                                               $ 91,057,394                   $ 72,164,014
                                                            ==================               ================

Demand deposits                                                  $  6,046,273                   $  3,943,584
Interest bearing deposits
   NOW                                                              1,437,807                      1,308,114
   Money market                                                    38,980,146                     41,094,253
   Time deposits                                                   33,672,023                     17,646,743
                                                            ------------------               ----------------
      Total deposits                                               80,136,249                     63,992,694
Federal funds purchased                                             1,300,192                        165,636
Accrued interest payable and other liabilities                        884,512                        690,363
Subordinated note payable                                             879,121                              -
                                                            ------------------               ----------------
      Total liabilities                                            83,200,074                     64,848,693
Equity capital                                                      7,857,320                      7,315,321
                                                            ------------------               ----------------
      Total liabilities and capital                              $ 91,057,394                   $ 72,164,014
                                                            ==================               ================

                           PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

            There is no material pending legal proceedings to which the Company or its subsidiary is a party.

Item 2.     CHANGES IN SECURITIES

            None.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On May 25, 2000, the annual meeting of shareholders was held. At the meeting, Donald E. Sydow was elected to serve as a Class III director a term expiring in 2003. Continuing as Class I directors (term expires in 2001) are George R. Schonath and Jon McGlocklin. Continuing as a Class II directors (term expires in 2002) are Salvatore L. Bando and Terry L. Mather. The shareholders ratified the appointment of Virchow, Krause & Company LLP as the Company's independent public accountants for the year ending December 31, 2000.

            There were 1,050,000 issued and outstanding shares of common stock outstanding at the time of the annual meeting. The voting on each item presented at the annual meeting was as follows:

                                                     For                     Withheld
                                                     ---                     --------
              Election of Director
                       Donald E. Sydow             938,050                     5,526

                                                      For         Not For    Abstain           Total
                                                      ---         -------    -------           -----
              Ratification of Accountants          937,190         3,316       3,070         943,576

Item 5.     OTHER INFORMATION

            None.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  List of Exhibits

                 10     Statement Regarding Computation of Per Share Earnings
                 27     Financial Data Schedule (EDGAR version only)

            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                            INVESTORSBANCORP, INC.
                                            (Registrant)


Date:    August 11, 2000                    /s/ George R. Schonath
                                            ----------------------
                                            George R. Schonath
                                            Chief Executive Officer



Date:    August 11, 2000                    /s/ Susan J. Hauke
                                            ------------------
                                            Susan J. Hauke
                                            Vice President Finance and
                                            Chief Accounting Officer