Form 10QSB
period 2000-09-30
INVESTORSBANCORP INC
filed 2000-11-13
CIK 1039454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

                                       or

[  ]      Transition Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from _____ to _____

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

                                  Yes   X   No ___
                                      -----

As of November 10, 2000, the Issuer had 1,026,299 shares of $0.01 par value common stock outstanding.

                             INVESTORSBANCORP, INC.

                                FORM 10-QSB INDEX


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2000
         (Unaudited) and December 31, 1999.................................   3

         Consolidated Statements of Income - For the Three and Nine
         Months Ended September 30, 2000 and 1999 (Unaudited)..............   4

         Consolidated Statements of Changes in Shareholders' Equity -
         For the Three and Nine Months Ended September 30, 2000
         and 1999 (Unaudited)..............................................   6

         Consolidated Statements of Cash Flows - For the Nine Months Ended
         September 30, 2000 and 1999 (Unaudited)...........................   7

         Notes to the Consolidated Financial Statements (Unaudited)........   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................   9

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings.........................................  19

         Item 2. Changes in Securities.....................................  19

         Item 3. Defaults Upon Senior Securities...........................  19

         Item 4. Submission of Matters to a Vote of Security Holders.......  19

         Item 5 Other Information..........................................  19

         Item 6. Exhibits and Reports on Form 8-K..........................  19

         Signatures........................................................  20

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                                     2000                 1999
                                                                                 -------------        -------------
ASSETS
Cash and due from banks                                                          $   3,690,550        $   2,281,184
Federal funds sold                                                                   1,175,000                    -
Available for sale securities                                                       13,675,000            6,260,000
Mortgage loans held for sale                                                           193,000              566,100
Loans, less allowance for loan losses of $1,064,360 and
   $770,773, respectively                                                          105,371,699           76,306,547
Furniture and equipment, net                                                            66,057               93,478
Accrued interest receivable and other assets                                         1,432,064            1,001,192
                                                                                 -------------        -------------
      TOTAL ASSETS                                                               $ 125,603,370        $  86,508,501
                                                                                 =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Demand                                                                        $   9,470,514        $   4,273,423
   Savings and NOW accounts                                                         52,399,652           42,895,527
   Time                                                                             51,800,980           29,619,256
                                                                                 -------------        -------------
      TOTAL DEPOSITS                                                               113,671,146           76,788,206
Federal funds purchased                                                                      -              925,000
Accrued interest payable and other liabilities                                       1,316,918            1,128,395
Subordinated note payable                                                            2,500,000                    -
                                                                                 -------------        -------------
      TOTAL LIABILITIES                                                            117,488,064           78,841,601
                                                                                 -------------        -------------

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares
   authorized, -0- shares issued and outstanding                                             -                    -
Common stock, $0.01 par value; 9,000,000 shares
   authorized, 1,050,000 shares issued                                                  10,500               10,500
Surplus                                                                              7,316,900            7,316,900
Retained earnings                                                                      948,997              339,500
Treasury stock, at cost (23,013 shares as of
   September 30, 2000)                                                                (161,091)                   -
                                                                                 -------------        -------------
      TOTAL SHAREHOLDERS' EQUITY                                                     8,115,306            7,666,900
                                                                                 -------------        -------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 125,603,370        $  86,508,501
                                                                                 =============        =============

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                                -------------                      -------------
                                                             2000             1999               2000             1999
                                                             ----             ----               ----             ----
INTEREST INCOME:
   Interest and fees on loans                             $2,322,203       $1,344,269         $5,986,996       $3,395,083
   Interest on investment securities                         197,087           78,322            330,964          373,384
   Interest on federal funds sold                             45,109           13,071             74,088           61,972
                                                          ----------       ----------         ----------       ----------
      TOTAL INTEREST INCOME                                2,564,399        1,435,662          6,392,048        3,830,439

INTEREST EXPENSE:
   Interest on deposits                                    1,637,377          794,327          3,842,149        2,152,062
   Interest on debt                                           69,316                -            117,534                -
   Interest on federal funds purchased                           574            4,059             43,123            4,210
                                                          ----------       ----------         ----------       ----------
      TOTAL INTEREST EXPENSE                               1,707,267          798,386          4,002,806        2,156,272

   NET INTEREST INCOME BEFORE PROVISION FOR
      LOAN LOSSES                                            857,132          637,276          2,389,242        1,674,167

Provision for loan losses                                     97,485          121,004            293,587          313,645
                                                          ----------       ----------         ----------       ----------
   NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                                            759,647          516,272          2,095,655        1,360,522
                                                          ----------       ----------         ----------       ----------

NONINTEREST INCOME:
   Service charges on deposit accounts                        17,678           10,998             47,625           25,950
   Service release premiums                                  117,644          117,709            327,473          480,383
   Management service fees                                   258,432          211,547            749,630          645,432
   Other income                                               16,061            9,155             42,065           47,531
                                                          ----------       ----------         ----------       ----------
      TOTAL NONINTEREST INCOME                               409,815          349,409          1,166,793        1,199,296
                                                          ----------       ----------         ----------       ----------

NONINTEREST EXPENSE:
   Salaries and employee benefits                            553,969          499,230          1,726,251        1,497,347
   Occupancy expenses                                         23,778            7,984             69,188           52,115
   Equipment expenses                                         15,476           14,499             50,123           43,456
   Other expenses                                            164,044          124,349            443,494          369,342
                                                          ----------       ----------         ----------       ----------
      TOTAL NONINTEREST EXPENSE                              757,267          646,062          2,289,056        1,962,260
                                                          ----------       ----------         ----------       ----------

INCOME BEFORE INCOME TAXES                                   412,195          219,619            973,392          597,558
Income tax expense                                           156,518           81,150            363,895          225,642
                                                          ----------       ----------         ----------       ----------

INCOME BEFORE CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE                            255,677          138,469            609,497          371,916
                                                          ----------       ----------         ----------       ----------

Cumulative effect of expensing start-up costs
   as incurred, net of income taxes                                -                -                  -          111,713
                                                          ----------       ----------         ----------       ----------
NET INCOME                                                 $ 255,677       $  138,469         $  609,497       $  260,203
                                                          ==========       ==========         ==========       ==========

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                   (UNAUDITED)



                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                                    -------------                      -------------
                                                                2000             1999              2000             1999
                                                                ----             ----              ----             ----
PER SHARE AMOUNTS:
   BASIC EARNINGS PER SHARE:
      Income before cumulative effect of a change in
         accounting principle                                  $   0.24         $   0.13          $   0.58         $   0.36
      Cumulative effect of expensing start-up
         costs as incurred                                            -                -                 -           (0.11)
                                                               --------         --------          --------         --------
      Net income                                               $   0.24         $   0.13          $   0.58         $   0.25
                                                               ========         ========          ========         ========

   DILUTED EARNINGS PER SHARE:
      Income before cumulative effect of a change in
         accounting principle                                  $   0.24         $   0.13          $   0.58         $   0.36
      Cumulative effect of expensing start-up
         costs as incurred                                            -                -                 -           (0.11)
                                                               --------         --------          --------         --------
      Net income                                               $   0.24         $   0.13          $   0.58         $   0.25
                                                               ========         ========          ========         ========

                     INVESTORSBANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                            RETAINED                         TOTAL
                                               COMMON                       EARNINGS       TREASURY      SHAREHOLDERS'
                                                STOCK        SURPLUS        (DEFICIT)        STOCK           EQUITY
                                            -----------    -----------     ----------      ----------     ------------

BALANCE, December 31, 1998                  $    10,000    $ 6,979,900     $   94,341     $         -     $  7,184,241

Net income for
First nine months of 1999                             -              -        260,203               -          260,203
                                            -----------    -----------     ----------      ----------     ------------

BALANCE, September 30, 1999                 $    10,000    $ 6,979,900     $  454,544      $        -     $  7,444,444
                                            ===========    ===========     ==========      ==========     ============

BALANCE, December 31, 1999                  $    10,500    $ 7,316,900     $  339,500      $        -     $  7,666,900

Net income for
First nine months of 2000                            -               -        609,497            -             609,497

Purchase of treasury stock                           -               -              -        (161,091)        (161,091)
                                            -----------    -----------     ----------      ----------     ------------

BALANCE, September 30, 2000                 $   10,500     $ 7,316,900     $  948,997      $ (161,091)    $  8,115,306
                                            ===========    ===========     ==========      ==========     ============

                     INVESTORSBANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                            -------------------------------------
                                                                                 2000                    1999
                                                                            -------------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $     609,497             $   260,203
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
   Depreciation                                                                    31,442                  30,607
   Provision for loan loss                                                        293,587                 313,645
   Amortization of organizational costs                                                 -                 183,780
   Benefit for deferred taxes                                                           -                 (53,100)
   Net decrease in mortgage loans held for sale                                   373,100               1,624,657
   (Increase) decrease in assets:
      Interest receivable                                                        (480,269)               (123,913)
      Other assets                                                                 49,397                 166,038
   Increase (decrease) in liabilities:
      Accrued interest                                                            635,675                (138,927)
      Taxes payable                                                              (438,886)                  8,080
      Other liabilities                                                            (8,266)               (111,547)
                                                                            -------------             -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       1,065,277               2,159,523
                                                                            -------------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in federal funds sold                               (1,175,000)                365,000
   Net decrease in federal funds purchased                                       (925,000)                      -
   Proceeds from sales of available for sale securities                         8,330,000              14,890,000
   Purchase of available for sale securities                                  (15,745,000)             (4,195,000)
   Proceeds from maturity of held to maturity securities                                -               3,980,493
   Purchase of furniture and equipment                                             (4,021)                 (7,219)
   Net increase in loans                                                      (29,358,739)            (31,364,341)
                                                                            -------------             -----------
NET CASH USED IN INVESTING ACTIVITIES                                         (38,877,760)            (16,331,067)
                                                                            -------------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                    36,882,940              14,453,545
   Proceeds from subordinated debt                                              2,500,000                       -
   Purchase of treasury stock                                                    (161,091)                      -
                                                                            -------------             -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      39,221,849              14,453,545
                                                                            -------------             -----------

Net increase in cash and due from banks                                         1,409,366                 282,001
Cash and due from banks, beginning of period                                    2,281,184               1,049,145
                                                                            -------------             -----------
CASH AND DUE FROM BANKS, END OF PERIOD                                      $   3,690,550             $ 1,331,146
                                                                            =============             ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
      Interest                                                              $   3,367,131             $ 2,295,199
                                                                            =============             ===========
      Income taxes                                                          $     802,781             $    90,000
                                                                            =============             ===========

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 1.  ORGANIZATION

InvestorsBancorp, Inc. (the "Company") was incorporated under Wisconsin law on June 12, 1996, to be the holding company of InvestorsBank, a Wisconsin state bank located in Pewaukee, Wisconsin (the "Bank"). The Bank commenced business on September 8, 1997.

Investors Business Credit, Inc. was incorporated under Nevada law on September 19, 2000, as a wholly owned subsidiary of the Bank to hold and manage certain loans and securities of the Bank. A portion of the Bank's loan portfolio was sold to the new investment subsidiary as of October 20, 2000.

NOTE 2.  ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of September 30, 2000 and December 31, 1999 and the results of operations and cash flows for the three months and nine months ended September 30, 2000 and 1999 have been made. Such adjustments consisted only of normal recurring items. Operating results for the periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 1999 Annual Report on Form 10-KSB. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Principles of Consolidation - The consolidated financial statements as of and for the period presented include the accounts of the Company and the Bank, its wholly owned subsidiary. The accounts of the Bank also include the accounts of Investors Business Credit, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides additional analysis of the financial statements and should be read in conjunction with that information. The discussion focuses on significant factors that affected the Company's earnings for the periods ended September 30, 2000 and 1999. During those periods the Bank was the only operating subsidiary of the Company.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

During the quarter ended September 30, 2000, the Company reported net income of $256,000, or $0.24 per diluted share, as compared to net income of $138,000, or $0.13 per diluted share for the quarter ended September 30, 1999, an 86% increase. This enhanced profitability was primarily attributable to a 60% increase in average earning assets.

Net Interest Income

Net interest income is the difference between interest income, including fees on loans, and interest expense, and is the largest contributing factor to net income for the Company. Total net interest income increased 35% to $857,000 for the quarter ended September 30, 2000 from $637,000 for the quarter ended September 30, 1999. The net interest margin for the third quarter of 2000 was 2.96% compared to 3.50% for the third quarter of 1999. This decrease in the net interest margin was primarily due to fixed rate loans which cause the margin to decrease as interest rates increase. At September 30, 2000, 31% of the loans were fixed rate loans. Additionally, the Company's cost of funds increased due to the 164% increase in time deposits. As of September 30, 2000 time deposits were $51.80 million compared to $19.62 million at September 30, 1999. Time deposits typically have a higher interest cost compared to the money market rate.

Significantly higher loan volumes and an increase in interest rates resulted in a 73% increase in interest and fee income on loans which totaled $2.32 million for the three months ended September 30, 2000 compared to $1.34 million for the three months ended September 30, 1999. Approximately 54% of the loans are repriced using the prime rate and the average prime rate was 9.50% for the third quarter of 2000 compared to 8.10% for the third quarter of 1999. The majority of interest income on loans was derived from the commercial and commercial real estate loan portfolios which, in the aggregate, comprised approximately 76% of total loans at September 30, 2000. Interest earned on investment securities and federal funds sold totaling $197,000 and $45,000, respectively, were the other components of interest income. While the direction of future interest rates, competition, and other factors may have a significant impact, management anticipates interest income will continue to increase proportionately with the growth of the loan portfolio and other investments.

Interest expense increased more than interest income causing the Company's margin to narrow. Interest expense increased 114% to $1.71 million for the quarter ended September 30, 2000 from $798,000 for the quarter ended September 30, 1999. Interest expense consisted predominantly of interest paid on money market accounts totaling $782,000 and certificates of deposit totaling $854,000 for the quarter ended September 30, 2000. The average yield on money market accounts increased to 6.41% during the third quarter of 2000, up 29%, while the average yield on certificates of deposit increased to 6.84%, up 24%. The average yield on money market accounts and certificates of deposit was 4.98% and 5.53%, respectively, during the third quarter of 1999. Interest expense is anticipated to continue to rise in the future as management expects these deposit instruments will remain the primary funding sources utilized by the Company to fund additional growth.

Provision for Loan Losses

The allowance for loan losses increased 37% to $1.06 million as of September 30, 2000 from $771,000 as of December 31, 1999. The allowance for loan losses is established through a provision for loan losses charged to expense. A loan loss provision of $97,000 was expensed in the quarter ended September 30, 2000 as compared to $121,000 during the three months ended September 30, 1999. The allowance for loan losses remained at approximately 1.0% of total loans, net of residential mortgage loans held for sale on the secondary market.

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

There were no loan charge-offs or recoveries, nor any impaired loans during 1999 or the first nine months of 2000. While a comprehensive analysis of the allowance for loan losses is somewhat difficult due to the Company's relatively short operating history, management believes that the allowance was at an adequate level at September 30, 2000 based on the composition of the portfolio as well as regulatory guidelines. However, there can be no assurance that future losses will not exceed the estimated amounts.

Non-Interest Income and Expenses

Non-interest income for the quarter ended September 30, 2000 totaled $410,000 as compared to $349,000 for the quarter ended September 30, 1999, a 17% increase. Service release fees remained the same at $118,000 for the quarter ended September 30, 2000 and for the quarter ended September 30, 1999. Service release fees are from the sale of residential mortgages sold in the secondary market. Management service fees increased to $258,000 for the quarter ended

September 30, 2000 compared to $212,000 for the quarter ended September 30, 1999. The Company charges Bando McGlocklin Capital Corporation (BMCC), the former principal shareholder of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. As of September 30, 2000, the Company had BMCC loans under management totaling $118 million and leased properties of $36.6 million. Service charges and other income were $34,000 compared to $20,000 for the same periods, with the increase due to an increase in service fees and credit card income.

Non-interest expense increased 17% to $757,000 for the three months ended September 30, 2000 as compared to $646,000 for the three months ended September 30, 1999. Half of the increase was due to salaries and employee benefits expense increasing $55,000 due to regular compensation increases and incentive compensation. Salaries and employee benefits totaled $554,000 and $499,000 for the three months ended September 30, 2000 and 1999, respectively. These amounts include salaries that were reimbursed through the management service fee noted above. The other operating expenses, which include occupancy and equipment expense, data processing fees, advertising, investor communications, and professional fees, increased $56,000. This increase was due to larger expenditures for building rent, data processing services and the development of a web site.

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences are related principally to tax exempt interest income, allowance for loan losses, and depreciation.

For the quarter ended September 30, 2000, the Company recorded federal and state income tax expense of $157,000. The Company also has a deferred tax asset of $294,000. For the quarter ended September 30, 1999, the Company recorded a federal and state income tax expense of $81,000 and had a deferred tax asset of $147,000. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for the expense for income taxes for the quarter ended September 30, 2000 was 38%.


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

During the nine months ended September 30, 2000, the Company reported net income of $609,000, or $0.58 per diluted share, as compared to net income of $260,000, or $0.25 per diluted share for the nine months ended September 30, 1999. Net income for the nine months ended September 30, 1999 was reduced by the cumulative effect of a change in accounting principle that totaled $112,000 after income taxes. Income before the cumulative effect of a change in accounting principle increased 64%. This enhanced profitability was primarily attributable to a 45% increase in average earning assets.

Net Interest Income

Net interest income is the difference between interest income, including fees on loans, and interest expense, and is the largest contributing factor to net income for the Company. Total net interest income increased 43% to $2.39 million for the nine months ended September 30, 2000 from $1.67 million for the nine months ended September 30, 1999. The net interest margin for the first nine months of 2000 was 3.27% compared to 3.32% for the first nine months of 1999. Significantly higher loan volumes and an increase in interest rates resulted in a 76% increase in interest and fee income on loans which totaled $5.99 million for the nine months ended September 30, 2000 compared to $3.40 million for the nine months ended September 30, 1999. The average prime rate was 9.15% for the first nine months of 2000 compared to 7.87% for the first nine months of 1999. At September 30, 2000, 54% of loans were subject to repricing using the prime rate. The majority of interest income on loans was derived from the commercial and commercial real estate loan portfolios which, in the aggregate, comprised approximately 76% of total loans at September 30, 2000. Interest earned on investment securities and federal funds sold totaling $331,000 and $74,000, respectively, were the other components of interest income. While the direction of future interest rates, competition, and other factors may have a significant impact, management anticipates interest income will continue to increase proportionately with the growth of the loan portfolio and other investments.

Interest expense similarly increased 85% to $4.00 million for the nine months ended September 30, 2000 from $2.16 million for the nine months ended September 30, 1999. Interest expense consisted predominantly of interest paid on money market accounts totaling $1.91 million and certificates of deposit totaling $1.89 million for the nine months ended September 30, 2000. The average yield on money market accounts increased to 6.06% during the first nine months of 2000, up 25%, while the average yield on certificates of deposit increased to 6.46%, up 16%. The average yield on money market accounts and certificates of deposit were 4.86% and 5.57%, respectively, during the first nine months of 1999. Interest expense is anticipated to continue to rise in the near future as management expects these deposit instruments will remain the primary funding sources utilized by the Company to fund additional growth.

Provision for Loan Losses

A loan loss provision of $294,000 was expensed during the nine months ended September 30, 2000 as compared to $314,000 during the first nine months of 1999. There were no loan charge-offs or recoveries nor any impaired loans for the nine months ended September 30, 2000 and 1999.

Non-Interest Income and Expenses

Non-interest income for the nine months ended September 30, 2000 totaled $1.17 million as compared to $1.20 million for the nine months ended September 30, 1999, a 3% decrease. The majority of the decrease was the result of service release fees decreasing to $327,000 for the nine months ended September 30, 2000 compared to $480,000 for the nine months ended September 30, 1999. Service release fees are from the sale of residential mortgages sold in the secondary market. Due to rising long-term interest rates, there were fewer individuals refinancing their current mortgages during the first nine months of 2000 as compared to the first nine months of

1999. Management service fees totaled $750,000 for the nine months ended September 30, 2000 compared to $645,000 for the nine months ended September 30, 1999. The Company charges Bando McGlocklin Capital Corporation (BMCC), the former principal shareholder of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. As of September 30, 2000, the Company had BMCC loans under management totaling $118 million and leased properties of $36.6 million. Service charges and other income were $90,000 compared to $73,000 for the same periods with the increase due to an increase in service fees and credit card income.

Non-interest expense increased 17% to $2.29 million for the nine months ended September 30, 2000 as compared to $1.96 million for the nine months ended September 30, 1999. The increase was primarily due to salaries and employee benefits expense increasing $230,000 due to regular compensation increases and incentive compensation. Salaries and employee benefits totaled $1.73 million and $1.50 million for the nine months ended September 30, 2000 and 1999, respectively. These amounts included salaries that were reimbursed through the management service fee noted above. The other operating expenses, which included occupancy and fixed asset expense, data processing fees, advertising, investor communications, and professional fees, increased $98,000. This increase was due to larger expenditures for building rent, data processing services and the development of a web site.

For the nine months ended September 30, 2000, the Company recorded federal and state income tax expense of $364,000. The Company also has a deferred tax asset of $294,000. For the nine months ended September 30, 1999, the Company recorded a federal and state income tax expense of $226,000 and had a deferred tax asset of $147,000. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for the expense for income taxes for the nine months ended September 30, 2000 was 37%.


FINANCIAL CONDITION

Assets

The Company reported total assets of $125.60 million as of September 30, 2000 versus $86.51 million as of December 31, 1999, a 45% increase. Cash and due from banks increased to $3.69 million as of September 30, 2000 from $2.28 million at December 31, 1999. Federal funds sold increased to $1.18 million at September 30, 2000. The Company's investment securities portfolio increased to $13.68 million as of September 30, 2000 from $6.26 million at year end. As of September 30, 2000, investment securities consisted of taxable variable rate demand notes secured by irrevocable letters of credit from federally insured, domestic financial institutions. Although the notes have a long term maturity structure, the interest rate is adjustable weekly and the holder has the option to liquidate the security at 100% of par value within seven days upon proper notice. These instruments provide the Company with ready liquidity to provide for loan funding requirements. Management believes that the investment portfolio is adequately diversified.

Loans continued to grow during the quarter. As of September 30, 2000, loans rose 38% to $106.44 million compared to $77.08 million as of December 31, 1999. While most of the growth occurred in the commercial, industrial and commercial real estate segments of the loan portfolio, residential real estate loans, including home equity credit facilities, also grew considerably. It is management's goal to continue to aggressively grow the loan portfolio with quality credits. For the funding source of this loan growth, the Company does not rely solely on its liquid assets, such as investments. The Company has access to various off-balance sheet sources. As of September 30, 2000, the Company had $193,000 of residential mortgage loans held for sale. As of December 31, 1999, residential mortgage loans originated for sale on the secondary market totaled $566,000. Excluding the mortgage loans originated for sale, the allowance for loan losses remained at approximately 1.0% of gross loans, totaling $1.06 million at September 30, 2000 and $771,000 at year end 1999. In addition to loans outstanding, the Company had unfunded loan commitments totaling $24.10 million as of September 30, 2000, net of participations sold. Loan demand continues to remain strong for both commercial and residential loans in the Company's trade area. Despite the recent increase in residential loan rates, the Company has continued to increase its volume of residential loans and to grow its market share through new referral sources.

Other assets at September 30, 2000 totaled $1.50 million compared to $1.09 million at December 31, 1999. Other assets at September 30, 2000 included net furniture and equipment of $66,000, accrued interest receivable on loans and investments of $965,000, excess servicing assets of $114,000 relating to loans sold to a third party, deferred tax assets of $294,000 and other miscellaneous assets of $61,000.

Liabilities

Total deposits increased 48% to $113.67 million at September 30, 2000 from $76.79 million as of year end 1999. Indexed money market accounts comprised 45% of the deposit base totaling $50.6 million as of September 30, 2000 compared to $41.46 million as of December 31, 1999. Time certificates of deposit comprised 46% of the deposit base totaling $51.80 million as of September 30, 2000 compared to $29.62 million as of year end. Time deposits included retail brokered deposits with maturities ranging from 1 to 7.5 years of $12.50 million and $9.62 million as of September 30, 2000 and December 31, 1999, respectively. In order for the Company to facilitate continued loan growth, management expects to continue to aggressively market and competitively price its money market and certificate of deposit products. Other deposits outstanding as of September 30, 2000 included non-interest bearing accounts totaling $9.47 million and interest bearing checking accounts (NOW accounts) of $1.80 million.

Other liabilities increased to $3.82 million as of September 30, 2000 from $2.05 million at December 31, 1999. Subordinated debt increased by $2.50 million and federal funds purchased decreased $925,000 from year end. On April 28, 2000, the Company borrowed $2.50 million from Bando McGlocklin Capital Corporation pursuant to an unsecured note which bears interest at a fixed rate of 11% per year through its maturity. Other liabilities as of September 30, 2000 consisted primarily of accrued interest payable totaling $1.13 million, as well as accrued expenses payable of $28,000, retained loan discount relating to loans sold to a third party totaling $100,000, and other miscellaneous liabilities of $62,000.

CAPITAL RESOURCES

Capital ratios applicable to the Bank and the Company at September 30, 2000 and December 31, 1999 were as follows:


                                                      Total                Tier I
                                                    Risk-based           Risk-based            Leverage
                                                     Capital              Capital               Ratio
                                                  ---------------      ---------------      ---------------

Regulatory Capital Requirements:
   Minimum                                             8.0%                 4.0%                 4.0%
   Well-capitalized                                   10.0%                 6.0%                 5.0%

At September 30, 2000
   Bank                                               11.1%                10.1%                 9.0%
   Company                                            11.1%                 7.7%                 6.9%

At December 31, 1999
   Bank                                               11.1%                10.0%                 9.4%
   Company                                            11.1%                10.0%                 9.4%

Management intends to maintain capital levels in excess of minimums established by the regulatory authorities.

The application for a bank charter and for federal deposit insurance stated that the Bank would retain its earnings during the first three years of operation. As such, no dividends were paid by the Company to the shareholders during that period. The Company expects that all future earnings will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future.

Liquidity

The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, accommodate possible deposit withdrawals, and take advantage of interest rate market opportunities in a cost effective manner. Although primary sources of funds are deposits and repayments of loan principal, the Company maintains a significant level of liquid assets to provide for potential funding needs. In addition to cash balances and federal funds sold as of September 30, 2000, the Company held $13.68 million of marketable securities and $193,000 of residential mortgage loans originated and intended for sale in the secondary market. Should an immediate need for funds arise, these assets may be readily liquidated with nominal risk of principal loss.

Additionally, the Company has access to various alternative sources of funds including the purchase of federal funds from correspondent banks, the sale of commercial loans, and the acquisition of brokered deposits. Currently, the Company has correspondent banking relationships with four institutions which collectively have approved federal funds lines for the Bank totaling $7.50 million. The Company also has the ability to sell loan participations to correspondents, affiliates and other financial institutions. Further, the Company has the ability to acquire funds via the brokered certificate of deposit market. Management has periodically purchased certificates of deposit through approved brokers as market conditions dictate to fill funding gaps. The Bank has been approved with the Federal Reserve Bank of Chicago to borrow funds from the Discount Window on a secured basis. This will allow the Bank to borrow up to $10 million on a short-term basis in the event of an unexpected liquidity shortfall. The actual amount the Bank will be able to borrow will depend on total capital and on the amount of assets the Bank will pledge. At this time, the Bank has not pledged any assets to the Federal Reserve. Management believes that current liquidity levels are sufficient to meet anticipated loan demand, as well as to absorb deposit withdrawals.


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

In the normal course of business, the Company engages in off-balance sheet activity to hedge interest rate risk. As of September 30, 2000, the Company had three interest rate swap agreements outstanding with a notional value totaling $11.85 million structured as a hedge of specific fixed-rate deposits whose terms coincide with the terms of the swap agreement. The swap agreements are structured so that the Company receives a fixed interest rate and pays a variable rate. The variable rate on one swap agreement is based on the federal funds rate and the other two agreements are based upon LIBOR. These instruments allow management to more closely balance the repricing opportunities of the Company's assets and liabilities, and thereby, reduce potential interest rate risk exposure. Although swaps reduce interest rate risk, the potential for profit or loss on interest rate swaps still exists depending upon fluctuations in interest rates.

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

         Although various bank regulatory agencies have issued regulations as mandated by the Act, except for the jointly issued privacy regulations, the Act and its implementing regulations have had little impact on the daily operations of the Company and the Bank and, at this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company or the Bank. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Bank has not applied for or received approval to establish any financial subsidiaries. Less than 10% of all bank holding companies have elected to become financial holding companies.


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

          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                             AVERAGE BALANCE SHEETS

                                                           FOR NINE MONTHS ENDED            FOR YEAR ENDED
                                                            SEPTEMBER 30, 2000             DECEMBER 31, 1999
                                                            ------------------             -----------------


Cash and due from banks                                         $   2,326,926                   $  1,413,255
Federal funds sold                                                  1,593,266                      1,786,216
Available for sale securities                                       6,720,310                      8,442,054
Mortgage loans held for sale                                          425,985                        878,445
Loans:
   Commercial                                                      17,167,457                     22,441,159
   Commercial Real Estate                                          51,822,334                     25,819,397
   Residential Real Estate                                         19,565,112                     10,943,122
   Installment and consumer                                           350,848                        201,803
                                                                -------------                   ------------
      Total loans                                                  88,905,751                     59,405,481
   Less allowance for loan losses                                   (874,550)                      (578,171)
                                                                -------------                   ------------
      Net loans                                                    88,031,201                     58,827,310
Furniture and equipment, net                                           80,612                        112,345
Accrued interest receivable and other assets                          993,040                        704,389
                                                                -------------                   ------------
      Total assets                                              $ 100,171,340                   $ 72,164,014
                                                                =============                   ============

Demand deposits                                                 $   6,258,815                   $  3,943,584
Interest bearing deposits
   NOW                                                              1,485,279                      1,308,114
   Money market                                                    42,173,127                     41,094,253
   Time deposits                                                   39,049,772                     17,646,743
                                                                -------------                   ------------
      Total deposits                                               88,966,993                     63,992,694
Federal funds purchased                                               874,872                        165,636
Accrued interest payable and other liabilities                        954,155                        690,363
Subordinated note payable                                           1,423,358                              -
                                                                -------------                   ------------
      Total liabilities                                            92,219,378                     64,848,693
Equity capital                                                      7,951,962                      7,315,321
                                                                -------------                   ------------
      Total liabilities and capital                             $ 100,171,340                   $ 72,164,014
                                                                =============                   ============

                           PART II. OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  There are no material pending legal proceedings to which the Company or its subsidiaries are a party.

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

                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      List of Exhibits

                           11       Statement Regarding Computation of Per
                                    Share Earnings
                           27       Financial Data Schedule (EDGAR version only)

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                            INVESTORSBANCORP, INC.
                                            (Registrant)


Date:    November 10, 2000                  /s/ George R. Schonath
                                            ----------------------
                                            George R. Schonath
                                            Chief Executive Officer



Date:    November 10, 2000                  /s/ Susan J. Hauke
                                            ------------------
                                            Susan J. Hauke
                                            Vice President Finance and
                                            Chief Accounting Officer