Form 10KSB40
period 2000-12-31
INVESTORSBANCORP INC
filed 2001-03-27
CIK 1039454

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)
                     For the year ended DECEMBER 31, 2000;

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     (No fee required) For the Transition Period from              to
                                                          --------    --------

                        Commission File Number: 000-29400


                             INVESTORSBANCORP, INC.
                 (Name of Small Business Issuer in Its Charter)


                   WISCONSIN                                         39-1854234
                   ---------                                         ----------
   (State or other jurisdiction of incorporation)       (I.R.S. Employer Identification No.)


               W239 N1700 BUSSE ROAD
                WAUKESHA, WISCONSIN                                 53188-1160
                -------------------                                 ----------
      (Address of principal executive offices)                      (Zip Code)


         Issuer's telephone number, including area code: (262) 523-1000
                                                         --------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent year were $10.9 million.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 15, 2001 was approximately $3.5 million. As of said date, the issuer had 1,006,349 shares of common stock issued and outstanding.

                      Documents incorporated by reference:
  Part III of Form 10-KSB - Proxy statement for annual meeting of shareholders to be held in May 17, 2001.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS


GENERAL

              InvestorsBancorp, Inc. (the "Company"), a Wisconsin corporation, was organized on June 12, 1996, to be the holding company of InvestorsBank, a Wisconsin state bank located in Pewaukee, Wisconsin (the "Bank"). The Bank commenced business on September 8, 1997. On September 6, 1997, Bando McGlocklin Capital Corporation, the former principal shareholder of the Company ("BMCC"), distributed all of the 880,000 shares of the Company it held to its shareholders, (the "Distribution"). In connection with the Distribution, the Company filed a Form 10SB with the Securities and Exchange Commission (the "SEC") to register its shares of Common Stock, $.01 par value per share, under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Investors Business Credit, Inc. was incorporated under Nevada law on September 19, 2000, as a wholly owned subsidiary of the Bank to hold and manage certain loans and securities of the Bank. The Company's current mailing address is W239 N1700 Busse Road, Waukesha, Wisconsin, 53188-1160. The Company's telephone number is
(262) 523-1000.


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

              The Bank's present lending limit is approximately $2.1 million. Management may from time to time impose a lower "in-house" limit as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions. In addition, the Company's relationship with BMCC may result in the Bank being able to originate loans in larger principal amounts and sell participations in such loans to BMCC and other financial institutions.

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

EMPLOYEES

              As of March 1, 2001, the Company had 24 full-time employees. None of its employees are covered by a collective bargaining agreement with the Company or the Bank. The Company considers its employee relations to be excellent.


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

              Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Bank, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

              The following is a summary of the material elements of the regulatory framework that applies to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and the Bank, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and the Bank.


THE COMPANY

              GENERAL. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and the Bank as the Federal Reserve may require. The Company is also subject to supervision and regulation by the Banking Division under Wisconsin law.

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

              The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies that have not received approval to operate as financial holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, this authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies. As of the date of this filing, the Company has not applied for nor received approval to operate as a financial holding company.

              Federal law also prohibits any person or company from acquiring "control" of a bank or bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% or more of the outstanding shares of a bank or bank holding company.

              CAPITAL REQUIREMENTS. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

              The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total risk-weighted assets; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

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

              Under the Federal Reserve's guidelines, the capital standards described above apply on a consolidated basis to bank holding companies that have more than $150 million in total consolidated assets, but generally apply on a bank-only basis to bank holding companies that, like the Company, have less than $150 million in total consolidated assets. Nevertheless, as of December 31, 2000, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 10.0% and a leverage ratio of 6.0%.

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

              During the year ended December 31, 2000, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2001, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

              The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution: (i) has engaged or is engaging in unsafe or unsound practices; (ii) is in an unsafe or unsound condition to continue operations; or (iii) has violated any applicable law, regulation, order or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Bank is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

              FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000, and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2000, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

              SUPERVISORY ASSESSMENTS. All Wisconsin banks are required to pay supervisory assessments to the Banking Division to fund the operations of the Banking Division. The amount of such supervisory fees is based upon each institution's total assets. During the year ended December 31, 2000, the Bank paid supervisory assessments to the Banking Division totaling $2,422.22.

              CAPITAL REQUIREMENTS. The FDIC has established the following minimum capital standards for state-chartered insured nonmember banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

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

              During the year ended December 31, 2000, the Bank was not required by the FDIC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 2000, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 7.8% and a risk-based capital ratio of 10.0%.

              Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution. As of December 31, 2000, the Bank was well capitalized, as defined by FDIC regulations.

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

              The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2000. As of December 31, 2000, approximately $1.2 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

              INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

              Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Wisconsin permits interstate mergers, subject to certain conditions, including a prohibition against interstate mergers unless any Wisconsin bank involved has been in existence and continuous operation for more than five years.

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

              Eligible state banks are also authorized to engage, through "financial subsidiaries," in certain activities that are permissible for financial holding companies (as described above) and certain activities that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity. As of the date of this filing, the Bank has not applied for nor received approval to establish any financial subsidiaries.

              FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $42.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.8 million, the reserve requirement is $1.284 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.


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

              The Company leases the premises from BMCC, which has its main office in the same building. The building is a single story, brick building constructed in 1996 with approximately 16,000 square feet of office space. The Company's lease with BMCC dated March 1, 2000 is a triple net lease and has a term of 10 years. Under the terms of the lease, the Company's rent is based on the percentage of square footage it occupies. The Company's monthly rent is currently $4,700, subject to increases based on changes in the one-month London Interbank Offered Rate (LIBOR). The Company is also obligated to pay its pro rata share of utility and maintenance expenses.


ITEM 3.       LEGAL PROCEEDINGS

              The Company is not aware of any legal proceedings against it or the Bank.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000.



                                     PART II


ITEM 5.       MARKET FOR REGISTRANT'S STOCK AND RELATED SHAREHOLDER MATTERS

              The Company's common stock was held by approximately 700 holders of record as of March 15, 2001, and is quoted on the OTC Bulletin Board under the symbol "INVB". The following table shows for the periods indicated, the high and low closing prices per share of transactions in the Company's common stock as quoted on the OTC Bulletin Board. Certain other private transactions may have occurred during the period indicated of which the Company has no knowledge. The following prices represent inter-dealer prices without retail markups, markdowns or commissions.


                                 CLOSING PRICE PER SHARE

QUARTER ENDING:                  HIGH             LOW
March 31, 2000                    $ 7.50           $ 6.38
June 30, 2000                     $ 6.88           $ 6.50
September 30, 2000                $ 6.88           $ 6.50
December 31, 2000                 $ 7.63           $ 6.56

March 31, 1999                    $11.00           $ 7.94
June 30, 1999                     $ 9.25           $ 7.38
September 30, 1999                $ 8.25           $ 7.25
December 31, 1999                 $ 7.75           $ 6.88


              A 5% stock dividend was paid on January 15, 2000 to shareholders of record as of December 31, 1999.

              No cash dividends were declared or paid during the year ended December 31, 2000. The Company expects that all Company and Bank earnings, if any, will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, the Company will probably be largely dependent upon dividends paid by the Bank for funds to pay dividends on the Common Stock. It is also possible, however, that the Company will pay dividends in the future generated from investment income and other activities of the Company.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following discussion provides additional analysis of the financial statements and should be read in conjunction with this information. This discussion focuses on significant factors which affected the Company's financial performance in 2000 with comparisons to 1999 and to 1998 where applicable. As of December 31, 2000, the Bank was the only subsidiary of the Company and its operations contributed substantially all of the revenue and expense for the year. Included in the operations of the Bank are the activities of its wholly-owned subsidiary, Investors Business Credit, Inc.


RESULTS OF OPERATIONS


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999.

              During the year ended December 31, 2000, the Company reported net income of $562,000 or $0.54 per share (diluted) as compared to the year ended December 31, 1999 when reported net income was $483,000 or $0.46 per share (diluted and restated for the 5% stock dividend as of December 31, 1999 record date), a 16% increase. The increased profitability was attributable to a significant increase in earning assets as loans increased from $76.3 million as of December 31, 1999 to $118.8 million at year end 2000. The growth of the Company is illustrated on Schedule 1 which presents average balance sheets for 2000 and 1999. During 2000, net income was reduced by a large increase in the provision for loan losses and during 1999 net income was reduced by a change in accounting principles.

              The Company's return on average assets and average equity, as well as other key financial ratios for 2000 and 1999, are detailed below.


              RATIOS                                                       2000              1999
              ------                                                       ----              ----

              Return on Average Assets                                     0.52%            0.67%
              Return on Average Equity                                     7.03%            6.60%
              Dividend Payout Ratio on Common Stock (1)                    0.00%           69.93%
              Average Equity to Average Assets                             7.36%           10.14%

              (1)  Stock Dividend Paid in 1999

NET INTEREST INCOME

              Net interest income is the difference between interest income, including fees on loans, and interest expense. It is the largest contributing factor to net income for the Company. Total interest income in 2000 increased 69% to $9.3 million from $5.5 million in 1999. Significantly higher loan volumes and an increase in interest rates resulted in an increase in interest and fee income on loans which totaled $8.7 million in 2000 compared to $5.0 million in 1999. The majority of interest income on loans is derived from the commercial and commercial real estate loan portfolios which comprised 66% of total loans at December 31, 2000 and 74% of total loans at December 31, 1999. The other components of interest income are interest earned on investment securities, which totaled $548,000 in 2000 and $444,000 in 1999; and interest earned on federal funds sold which totaled $103,000 in 2000 and $83,000 in 1999. While the direction of future interest rates, competition, and other factors may have a significant impact, management anticipates interest income will continue to increase proportionately with the projected growth of the loan portfolio.

              Interest expense increased to $5.9 million in 2000 as compared to $3.1 million for 1999. Interest expense consists predominantly of interest paid on money market accounts totaling $2.8 million in 2000 and $2.0 million in 1999 and certificates of deposit totaling $2.8 million in 2000 and $998,000 in 1999. As indicated on Schedule 1, average deposits in 2000 were $97.2 million compared to $64.0 million in 1999. It is anticipated that interest expense will continue to rise as management expects that time deposit instruments will be the primary funding source utilized by the Company to fund additional growth.

              As presented in Schedule 2, the Company's interest spread improved from 2.71% in 1999 to 3.04% in 2000. Due to higher prevailing average interest rates, both the yield on earning assets and the rate paid on total interest bearing liabilities increased in 2000. The yield on average earning assets increased 160 basis points, while the average rate paid on interest bearing liabilities increased 127 basis points. This disparity was largely due to an increase in total loans, which have significantly higher rates of return, relative to investments and federal funds sold. Conversely, the ratio of the interest margin to total earning assets declined slightly over these same periods as a result of the increase in the percentage of interest bearing liabilities, which included the subordinated debt, to total earning assets.
Schedule 2 sets forth an analysis of the interest rates and interest differential of earning assets, which earn interest income, and interest bearing liabilities, which accrue interest expense.


PROVISION FOR LOAN LOSSES

              The allowance for loan losses increased from $771,000 as of December 31, 1999 to $1.8 million as of December 31, 2000. The allowance for loan losses is established through a provision for loan losses charged to expense. Due primarily to substantial loan growth, loan loss provisions of $1.0 million and $375,000 were expensed in 2000 and 1999, respectively. The allowance for loan losses at the end of 2000 was 1.5% of total loans and was 1.0% of total loans in 1999, net of residential mortgage loans held for sale on the secondary market. The increase in this percentage in 2000 reflects management's evaluation of the current risk profile of the loan portfolio. The Bank has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. Further softening of the economy could result in a higher level of reserves.

              Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. The majority of risk in the loan portfolio lies in commercial loans which include commercial real estate loans. Accordingly, the Bank allocated $1.6 million (or 88% of the loan loss reserve total) to these loans, which comprised about 68% of the loan portfolio. The Bank also allocated $97,000 (or approximately 5% of the loan loss reserve total) to residential mortgages, which comprised about 31% of the loan portfolio. Approximately $100,000 of the reserve for loan losses is unallocated. The unallocated amount is determined based on management's judgment which considers, among other things, the risk of error in the specific allocations, other potential exposure in the loan portfolio, economic conditions and trends, and other factors. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

              Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. As of December 31, 2000, the Bank had $284,000 of impaired loans. In the prior year, the Bank did not have any impaired loans. For 2000 the gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms was $2,935, none of which was recognized. The amount of interest income on nonaccruing loans that was collected and included in net income for 2000 was $27,279.

              As presented in Schedule 8, there were no loan charge-offs or recoveries for 2000 and 1999. Management, to the best of its knowledge, is not aware of any significant loans, group of loans or segments of the portfolio where there are serious doubts as to the ability of the borrower to comply with the present loan repayment terms. While a comprehensive analysis of the allowance for loan losses is somewhat problematic due to the Company's relatively short history, management believes that the allowance at year end was at an adequate level based on the composition of the portfolio as well as regulatory guidelines. However, there can be no assurance that the allowance will be adequate to cover all losses.

              The following table summarizes the Company's nonperforming loans as of December 31, 2000 and December 31, 1999.



           NONPERFORMING LOANS                                                2000             1999
           -------------------                                                ----             ----

           Nonaccrual Loans                                                 $ 283,622          None
           Accruing Loans Past Due 90 Days or More (1)                      $ 336,244          None
           Restructured Loans (2)                                           $ 613,645          None


   (1) Loans are generally placed on nonaccrual status when contractually past due 90 days or more, unless management based upon facts and circumstances does not feel it is necessary to put the specific loan on nonaccrual status.

   (2) Loans are considered restructured when the terms are modified due to a deterioration in the financial condition of the borrower.


NON-INTEREST INCOME AND EXPENSE

              Non-interest income in 2000 totaled $1.6 million compared to $1.5 million in 1999, a 7% increase. Management service fees were the largest component of non-interest income totaling $1.0 million in 2000 and $872,000 in 1999. The Company charges Bando McGlocklin Capital Corporation (BMCC), an affiliate of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. Service release fees which are received from the sale of residential mortgages originated for the secondary market totaled $417,000 and $566,000 in 2000 and 1999, respectively. Due to rising long-term interest rates, there were fewer individuals refinancing their current mortgages during 2000 as compared to 1999. Service charges related to deposit accounts and other income totaled $128,000 in 2000 and $74,000 in 1999. The increase was due to an increase in service fees and credit card income.

              Non-interest expense totaled $3.1 million in 2000, which was an increase of $440,000 or 17% as compared to $2.6 million in 1999. This increase was due to salary and employee benefit expense increasing $245,000 due to regular compensation increases and incentive compensation. Salaries and employee benefits totaled $2.3 million and $2.0 million in 2000 and 1999, respectively. These amounts included salaries that were reimbursed through the management service fee noted above. Other operating expenses, which include occupancy and fixed assets expense, data processing fees, advertising, investor communications and professional fees were $800,000 compared to $641,000, a 25% increase. The increase was due to larger expenditures for building rent, data processing services, development of a web site, forming a new subsidiary of the Bank and other legal costs.

              Extraordinary expenses in 1999 totaled $112,000, net of a $72,000 estimated tax benefit, and were attributable to the adoption of Statement of Position 98-5 which required the Company to expense remaining capitalized organizational and start-up costs in 1999.

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

              In 2000, the Company recorded federal and state income tax expense of $272,000 compared to $362,000 in 1999. The Company also has a net deferred tax asset of $702,000 in 2000 and $294,000 in 1999. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for the expense for income taxes for 2000 was 32.6% and for 1999 was 37.8%. The decrease in the effective rate was the result of the Bank establishing an investment subsidiary in September 2000.


COMPARISON OF OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD ENDED DECEMBER 31, 1998.

              During the year ended December 31, 1999, the Company reported net income of $483,000 or $0.46 per share (diluted and restated for the 5% stock dividend as of December 31, 1999 record date), as compared to the year ended December 31, 1998 when reported net income was $297,000 or $0.28 per share (diluted and restated for the 5% stock dividend as of December 31, 1999 record date), a 63% increase. The increased profitability was attributable primarily to a significant increase in earning assets as loans increased from $39.2 million as of December 31, 1998 to $76.3 million at year end 1999.

              The Company's return on average assets and average equity, as well as other key financial ratios for 1999 and 1998, are detailed below.


        RATIOS                                                    1999              1998
        ------                                                    ----              ----

        Return on Average Assets                                   0.67%             0.71%
        Return on Average Equity                                   6.60%             4.30%
        Dividend Payout Ratio on Common Stock (1)                 69.93%            None
        Average Equity to Average Assets                          10.14%            16.41%

        (1)  Stock Dividend Paid in 1999


NET INTEREST INCOME

              Net interest income is the difference between interest income, including fees on loans, and interest expense, and is the largest contributing factor to net income for the Company. Total interest income in 1999 increased 67% to $5.5 million from $3.3 million in 1998. Significantly higher loan volumes resulted in an increase in interest and fee income on loans which totaled $5.0 million in 1999 compared to $2.6 million in 1998. The majority of interest income on loans is derived from the commercial and commercial real estate loan portfolios which comprised 74% of total loans at December 31, 1999 and 73% of total loans at December 31, 1998. The other components of interest income are interest earned on investment securities, which totaled $444,000 in 1999 and $348,000 in 1998; and interest earned on federal funds sold which totaled $83,000 in 1999 and $323,000 in 1998.

              Interest expense increased to $3.1 million in 1999 as compared to $1.8 million for 1998. Interest expense consists predominantly of interest paid on money market accounts totaling $2.0 million in 1999 and $1.2 million in 1998 and certificates of deposit totaling $998,000 in 1999 and $532,000 in 1998.

              The Company's interest spread in percentage terms improved from 2.6% in 1998 to 2.71% in 1999. Due to lower prevailing average interest rates, both the yield on earning assets and the rate paid on total interest bearing liabilities declined in 1999. However, the yield on average earning assets declined only 19 basis points while the average rate paid on interest bearing liabilities declined 30 basis points. This disparity was largely due to an increase in total loans which have significantly higher rates of return relative to investments and federal funds sold. Conversely, the ratio of the interest margin to total earning assets declined over these same periods as a result of the increase in the percentage of interest bearing liabilities to total earning assets.


PROVISION FOR LOAN LOSSES

              The allowance for loan losses increased from $396,000 as of December 31, 1998 to $771,000 as of December 31, 1999. The allowance for loan losses is established through a provision for loan losses charged to expense. Due to substantial loan growth, loan loss provisions of $375,000 and $300,000 were expensed in 1999 and 1998 respectively. The allowance for loan losses at the end of 1999 and 1998 was 1.0% of total loans, net of residential mortgage loans held for sale on the secondary market.

              There were no loan charge-offs or recoveries, or any impaired loans for the periods ended December 31, 1999 and December 31, 1998. Management, to the best of its knowledge, is not aware of any significant loans, group of loans, or segments of the portfolio, where there are serious doubts as to the ability of the borrower to comply with the present loan repayment terms. While a comprehensive analysis of the allowance for loan losses is somewhat problematic due to the Company's relatively short history, management believed that the allowance was at an adequate level, based on the composition of the portfolio as well as regulatory guidelines.

              The following table summarizes the Company's nonperforming loans as of December 31, 1999 and December 31, 1998.



        NONPERFORMING LOANS                                                1999             1998
        -------------------                                                ----             ----

        Nonaccrual Loans                                                   None             None
        Accuring Loans Past Due 90 Days or More (1)                        None             None
        Restructured Loans (2)                                             None             None

(1) Loans are generally placed on nonaccrual status when contractually past due 90 days or more, unless management based upon facts and circumstances does not feel it is necessary to put the specific loan on nonaccrual status.

(2) Loans are considered restructured when the terms are modified due to a deterioration in the financial condition of the borrower.


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

              Non-interest expense totaled $2.6 million in 1999, which was an increase of $420,000 or 19% as compared to $2.2 million in 1998. This increase was due to salary and employee benefit expense increasing $433,000 due to additional employees and regular compensation increases. Salaries and employee benefits totaled $2.0 million and $1.5 million in 1999 and 1998 respectively. These amounts included salaries that were reimbursed through the management service fee noted above. Other operating expenses, which include occupancy and fixed assets expense, data processing fees, advertising, investor communications and professional fees were $641,000 compared to $653,000, a 2% decrease.

              Extraordinary expenses in 1999 totaled $112,000, net of a $72,000 estimated tax benefit, and were attributable to the adoption of Statement of Position 98-5 which required the Company to expense remaining capitalized organizational and start-up costs in 1999.

              Amounts provided for income tax expense or benefit are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate primarily to tax exempt interest income, allowance for loan losses and depreciation.

              In 1999, the Company recorded federal and state income tax expense of $362,000 compared to $82,000 in 1998. The Company also had a net deferred tax asset of $294,000 in 1999. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for income tax expense for 1999 was 37.8% and for 1998 was 21.6% which was primarily due to the effect of tax exempt interest income.


FINANCIAL CONDITION

              The Company reported total assets of $140.7 million as of December 31, 2000 versus $86.5 million as of December 31, 1999, a 63% increase. Cash and due from banks and federal funds sold increased to $4.7 million as of December 31, 2000 from $2.3 million at December 31, 1999.

              The Company's investment securities portfolio increased 129% to $14.4 million as of December 31, 2000 from $6.3 million at December 31, 1999. The $8.1 million increase in the investment portfolio was the result of deposits growing faster than loans during 2000. Investment securities consist of taxable variable rate demand notes secured by irrevocable letters of credit issued by federally insured, domestic financial institutions. Although the notes have a long term maturity structure (refer to Schedule 4), the interest rate is adjustable weekly and the holder has the option to liquidate the security at 100% of par value within seven days upon proper notice. These instruments provide the Company with ready liquidity to provide for loan funding requirements. While management believes that the investment portfolio is adequately diversified, a detailed listing of all investments which exceed 10% of stockholders' equity is provided in Schedule 5.

              As detailed in Schedule 6, loans grew 56% from $77.1 million as of December 31, 1999 to $120.6 million as of December 31, 2000. While most of the growth occurred in the commercial, construction and commercial real estate segments of the loan portfolio, residential real estate loans including home equity credit facilities also grew considerably. Residential mortgage loans originated for sale on the secondary market totaled an additional $100,000 as of December 31, 2000, as compared to $566,000 as of December 31, 1999. Excluding the mortgage loans originated for sale, the allowance for loan losses was at approximately 1.50% of gross loans, totaling $1.8 million at December 31, 2000, and $771,000 at year end 1999. In addition to loans outstanding, the Company had gross unfunded loan commitments outstanding totaling $30.8 million as of December 31, 2000, of which $6.7 million has been participated to BMCC and other third party lenders. The growth of loans during 2001 will be limited based upon the Company's regulatory capital requirements and the projected economic slowdown. The Company intends to remain well-capitalized based upon its regulatory capital requirements.

              Other assets at December 31, 2000 totaled $2.7 million compared to $1.1 million at the end of 1999. Other assets as of December 31, 2000 included net furniture and equipment of $88,000, accrued interest receivable on loans and investments of $924,000, excess servicing assets of $109,000 relating to loans sold to a third party, deferred tax assets of $702,000, cash surrender value on a life insurance policy of $609,000, a receivable relating to another life insurance policy of $175,000 and other miscellaneous assets of $130,000. The large increase in other assets was due to increases of $408,000 in deferred tax assets, $439,000 of accrued interest receivable, and $784,000 relating to two new life insurance policies.

              Total deposits increased 68% to $128.8 million at December 31, 2000 from $76.8 million as of year end 1999. Indexed money market accounts continued to comprise the largest portion of the deposit base totaling $60.4 million and $41.4 million as of December 31, 2000 and December 31, 1999, respectively. Time certificates of deposit increased 97% to $58.2 million compared to $29.6 million as of the prior year end. Time deposits include brokered CDs with terms ranging from three months to three years and totaled $12.5 million as of December 31, 2000 and $9.6 million as of December 31, 1999. In order for the Company to facilitate continued loan growth, management expects to continue to aggressively market and competitively price its money market and certificate of deposit products. Other deposits as of December 31, 2000 included non-interest bearing accounts totaling $8.0 million and interest bearing checking accounts (NOW accounts) of $2.2 million.

              In addition to deposits, the Company periodically borrows funds via its correspondent banking relationships. As of year end 2000, the Bank did not have any federal funds purchased.

              Other liabilities increased to $3.9 million as of December 31, 2000 from $1.1 million at December 31, 1999. The majority of the increase was the result of the Company's $2.5 million of subordinated debt. On April 28, 2000, the Company borrowed $2.5 million from Bando McGlocklin Capital Corporation pursuant to an unsecured note which bears interest at a fixed rate of 11% per year through its maturity. Other liabilities as of December 31, 2000, consisted primarily of accrued interest payable totaling $1.0 million as well as accrued expenses payable of $251,000, retained loan discount relating to loans sold to a third party totaling $96,000, and other miscellaneous liabilities of $59,000. The increase was largely the result of significantly higher accrued income taxes payable.


CAPITAL RESOURCES

              Capital ratios applicable to the Bank and the Company at December 31, 2000 and December 31, 1999 were as follows:


                                                 Total            Tier I
                                               Risk-based       Risk-based       Leverage
                                                Capital          Capital          Ratio
                                              -------------    -------------    -----------
Regulatory Capital Requirements:
   Minimum                                        8.0%             4.0%            4.0%
   Well-capitalized                              10.0%             6.0%            5.0%

At December 31, 2000
    Bank                                         10.0%             8.8%            7.8%
    Company                                      10.0%             6.7%            6.0%

At December 31, 1999
    Bank                                         11.1%            10.0%            9.4%
    Company                                      11.1%            10.0%            9.4%


              As anticipated by management, the preceding table indicates a decline in the Company's capital ratios due to the strong level of asset growth experienced in 2000. Management intends to maintain capital levels in excess of minimums established by the regulatory authorities.

              The Company exceeds all regulatory requirements regarding the maintenance of capital and was categorized as "well capitalized" under the regulatory framework for capital adequacy as of December 31, 2000.

              The applications for a bank charter and for federal deposit insurance stated that the Company would retain its earnings during the first three years of operation. As such, no cash dividends were paid by the

Company to the shareholders during that period which ended in September 2000. The Company expects that all earnings will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future.

              To facilitate continued loan growth during 2000, the Company issued $2.5 million of subordinated debt which qualified as Tier 2 capital. This enabled the Company to continue to maintain strong loan growth levels while maintaining its regulatory status as a "well capitalized" financial institution.


LIQUIDITY

              The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, accommodate possible deposit withdrawals, and take advantage of interest rate market opportunities in a cost effective manner. Although primary sources of funds are deposits and repayments of loan principal, the Company also maintains a significant level of liquid assets to provide for potential funding needs. In addition to cash balances as of December 31, 2000, the Company held $14.4 million of marketable securities and $100,000 of residential mortgage loans originated and intended for sale in the secondary market. Should an immediate need for funds arise, these assets may be readily liquidated with nominal risk of principal loss.

              Additionally, the Company has access to various off-balance sheet sources of funds, including the purchase of federal funds from correspondent banks, the sale of commercial loans, and the acquisition of brokered deposits. Currently, the Company has correspondent banking relationships with four institutions which collectively have approved federal funds lines for the Bank totaling $7.5 million. The Company also has the ability to sell loan participations to correspondents and affiliates. Further, the Company has the ability to acquire funds via the brokered certificate of deposit market market. Management has periodically purchased certificates of deposit through approved brokers as market conditions dictate to fill funding gaps. The Bank has been approved with the Federal Reserve Bank of Chicago to borrow funds from the Discount Window on a secured basis. This will allow the Bank to borrow up to $10 million on a short-term basis in the event of an unexpected liquidity shortfall. The actual amount the Bank will be able to borrow will depend on total capital and on the amount of assets the Bank will pledge. Currently, the Bank has pledged enough assets to borrow up to $10 million. Management believes that current liquidity levels are sufficient to meet anticipated loan demand as well as absorb potential deposit withdrawals.


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

              In the normal course of business, the Bank engages in off-balance sheet activity to hedge interest rate risk. As of December 31, 2000, the Company had three interest rate swap agreements outstanding with a notional value totaling $11.9 million structured as a hedge of specific fixed-rate deposits whose terms coincide with the terms of the swap agreement. The swap agreements are structured so that the Company receives a fixed interest rate and pays a variable rate. The variable rate on one swap agreement is based on the federal funds rate and the other two agreements are based upon LIBOR. These instruments allow management to more closely balance the repricing opportunities of the Company's assets and liabilities and thereby, reduces potential interest rate risk exposure. Although swaps reduce interest rate risk, the potential for profit or loss on interest rate swaps still exits depending upon fluctuations in interest rates.

              The Company does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates. The following table summarizes the relationship between repricing opportunities of interest-bearing assets and liabilities across various time horizons as of December 31, 2000. "GAP" is defined as the difference between interest bearing assets and liabilities which mature or reprice within the specified time period.




                                              0-90          91-180         181-360         +360
(000's Omitted)                               DAYS           DAYS           DAYS           DAYS           TOTAL
                                           -----------   -----------    -----------    -----------     -----------

Investments                                $   14,391     $       -      $       -      $        -      $   14,391
Federal fund sold                          $    1,250     $       -      $       -      $        -      $    1,250
Loans                                      $   66,202     $   7,232      $   6,739      $   40,515      $  120,688
                                           ----------     ---------      ---------      ----------      ----------
   Total Repriceable Assets                $   81,843     $   7,232      $   6,739      $   40,515      $  136,329

NOW accounts                               $    2,186     $       -      $       -      $        -      $    2,186
Money Market accounts                      $   60,412     $       -      $       -      $        -      $   60,412
Time Deposits of less than $100M           $    6,533     $   9,094      $   9,365      $    9,686      $   34,678
Time Deposits of $100M or more             $    3,796     $   4,769      $   2,705      $   12,225      $   23,495
Interest Rate Swaps                        $   11,856     $  (1,856)     $       -      $  (10,000)     $        -
                                           ----------     ---------      ---------      ----------      ----------
   Total Repriceable Liabilities           $   84,783     $  12,007      $  12,070      $   11,911      $  120,771

GAP                                        $   (2,940)    $  (4,775)     $  (5,331)     $   28,604
Cumulative GAP                             $   (2,940)    $  (7,715)     $ (13,046)     $   15,558
Cumulative GAP/Total Assets                      -3.4%         -8.9%         -15.1%           18.0%




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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

              This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may", "will", "could", "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, including the condition of the local real estate market, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, demand for the Company's consumer products, its implementation of new technologies, its ability to develop and maintain secure and reliable electronic systems, and accounting principles and policies. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

                                   SCHEDULE 1
          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                              AVERAGE BALANCE SHEET


                                                   FOR THE YEAR ENDED       FOR THE YEAR ENDED
                                                   DECEMBER 31, 2000        DECEMBER 31, 1999
                                                 ---------------------      -------------------

Cash and Due From Banks                           $   2,470,855              $   1,413,255
Federal Funds Sold                                    1,663,732                  1,786,216
Investment Securities (Taxable)                       8,152,896                  8,442,054
Loans:
   Commercial                                        26,630,429                 20,615,082
   Commercial Real Estate                            44,618,345                 26,269,343
   Residential Real Estate                           21,759,343                 11,821,567
   Industrial Revenue Bonds                           2,655,569                  1,376,131
   Leases                                               141,836
   Installment and Consumer                             221,432                    201,803
                                                  -------------              -------------
      Total Loans                                    96,026,954                 60,283,926
   Less:  Allowance for Loan Losses                    (940,425)                  (578,171)
                                                  -------------              -------------
      Net Loans                                      95,086,529                 59,705,755
Fixed Assets                                             79,491                    112,345
Other Assets                                          1,183,610                    704,389
                                                  -------------              -------------
      Total Assets                                $ 108,637,113              $  72,164,014
                                                  =============              =============


Demand Deposits                                   $   6,670,805              $   3,943,584
Interest Bearing Deposits
   NOW                                                1,573,632                  1,308,114
   Money Market                                      45,961,910                 41,094,253
   Time Deposits                                     42,967,959                 17,646,743
                                                  -------------              -------------
      Total Deposits                                 97,174,306                 63,992,694
Federal Funds Purchased                                 684,044                    165,636
Subordinated Note                                     1,693,989
Other Liabilities                                     1,084,293                    690,363
                                                  -------------              -------------
      Total Liabilities                             100,636,632                 64,848,693
Equity Capital                                        8,000,481                  7,315,321
                                                  -------------              -------------
      Total Liabilities and Capital               $ 108,637,113              $  72,164,014
                                                  =============              =============


                                   SCHEDULE 2
               SUMMARY OF INTEREST RATES AND INTEREST DIFFERENTIAL



                                   YEAR ENDED DECEMBER 31, 2000                YEAR ENDED DECEMBER 31, 1999
                                   ----------------------------                ----------------------------
                                AVERAGE         RELATED        YIELD        AVERAGE          RELATED       YIELD
                                BALANCE         INTEREST        RATE        BALANCE          INTEREST       RATE
                             --------------- ---------------  ---------  ---------------  --------------- ---------
Earning Assets:
Federal Funds Sold            $ 1,663,732     $   103,483       6.22%      $ 1,786,216      $    82,883     4.64%
Taxable Securities              8,152,896         547,503       6.72%        8,442,054          443,664     5.26%
Loans  (a)(b)                  88,928,532       8,671,969       9.75%       60,283,926        5,004,902     8.30%
                              -----------     -----------     ------       -----------      -----------   ------
Total Earning Assets          $98,745,160     $ 9,322,955       9.44%      $70,512,196      $ 5,531,449     7.84%

Interest Bearing
Liabilities:
NOW Accounts                  $ 1,573,632     $    86,866       5.52%      $ 1,308,114      $    57,744     4.41%
Money Market                   45,961,910       2,835,204       6.17%       41,094,253        2,047,560     4.98%
Time Deposits                  42,967,959       2,789,610       6.49%       17,646,743          974,690     5.52%
Subordinated Debt               1,693,989         186,849      11.03%                -                -     -
Federal Funds Purchased           684,044          45,134       6.60%          165,636            9,507     5.74%
                              -----------     -----------     ------       -----------      -----------   ------
Total Interest Bearing        $92,881,534     $ 5,943,663       6.40%      $60,214,746      $ 3,089,501     5.13%
Liabilities

Interest Spread                               $ 3,379,292                         3.04%     $ 2,441,948     2.71%

Interest Margin                               $ 3,379,292                         3.42%     $ 2,441,948     3.46%



(a)  Loan interest income includes net loan fees.
(b)  Nonaccruing loans are included in the computation of average balances.

                                   SCHEDULE 3
                 CHANGE IN INTEREST INCOME AND INTEREST EXPENSE


                                                NET AMOUNT                 INCREASE (DECREASE) DUE TO:
                                                OF CHANGE                 VOLUME                   RATE
                                             ----------------         ---------------        --------------
Increase (Decrease) for 2000:

Federal Funds Sold                             $    20,600             $    (5,683)            $    26,283
Taxable Securities                                 103,839                 (15,196)                119,035
Loans                                            3,667,067               2,378,137               1,288,930
                                               -----------             -----------             -----------

     Total Interest Income                     $ 3,791,506             $ 2,357,257             $ 1,434,249


NOW Accounts                                   $    29,122                  11,721             $    17,401
Money Market                                       787,644                 242,536                 545,108
Time Deposits                                    1,814,920               1,398,577                 416,343
Subordinated Debt                                  186,849                 186,849                       -
Federal Funds Purchased                             35,627                  29,755                   5,872
                                               -----------             -----------             -----------

     Total Interest Expense                    $ 2,854,162             $ 1,869,438             $   984,724
                                               -----------             -----------             -----------


Net Change for 2000                            $   937,344             $   487,820             $   449,524
                                               ===========             ===========             ===========




Note: The application of the rate/volume variance has been allocated in full to the rate variance.

                                   SCHEDULE 4
                        MATURITY SCHEDULE OF INVESTMENTS




                                                    ONE YEAR     FIVE YEARS
                                     LESS THAN      THROUGH       THROUGH          AFTER
                                     ONE YEAR      FIVE YEARS     10 YEARS        10 YEARS          TOTAL
                                   -------------- ------------- -------------  --------------- ---------------
December 31, 2000

Available for Sale Securities
Corporate Demand Notes             $          -   $         -   $         -    $  13,665,000   $   13,665,000
Weighted Average Yield                                                                  6.93%            6.93%

Total Securities                   $          -   $         -   $         -    $  13,665,000   $   13,665,000
                                   ============   ===========   ===========    =============   ==============

Weighted Average
Total Yield                                   -             -             -             6.93%            6.93%
                                   ============   ===========   ===========    =============   ==============


December 31, 1999

Available for Sale Securities
Corporate Demand Notes             $          -   $         -   $         -      $ 6,260,000   $    6,260,000
Weighted Average Yield                                                                  5.26%            5.26%

Total Securities                   $          -   $         -   $         -      $ 6,260,000   $    6,260,000
                                   ============   ===========   ===========    =============   ==============

Weighted Average
Total Yield                                   -             -             -             5.26%            5.26%
                                   ============   ===========   ===========    =============   ==============


                                   SCHEDULE 5
                SCHEDULE OF INVESTMENTS EXCEEDING 10% OF CAPITAL


              The outstanding book and market values of the following taxable variable rate demand notes exceeded 10% of shareholders' equity as of December 31, 2000 and at December 31, 1999. The domestic, federally insured financial institution issuing the irrevocable letter of credit securing the note is also detailed below.





ISSUER                                          FINANCIAL INSTITUTION             BOOK VALUE      MARKET VALUE
------                                          ---------------------             ----------      ------------

DECEMBER 31, 2000
-----------------

Katz Capital Corporation                        Citizens Bank                     $1,065,000       $ 1,065,000
Patt's Enterprises, LLC                         National City Bank                 1,855,000         1,855,000
Cunat Capital Corporation Timber Oaks           Amcore Bank                        1,830,000         1,830,000
Junction Point, LLC                             Johnson Bank                       1,115,000         1,115,000
International Properties, LLP                   Johnson Bank                       1,000,000         1,000,000
Capital Financing, LLC                          North Country                        875,000           875,000
Cal-Chlor Corporation                           S&T Bank                           1,000,000         1,000,000
Maroon Capital Company                          S&T Bank                           1,100,000         1,100,000
                                                                                  ----------       -----------

                                                                                  $9,840,000       $ 9,840,000
                                                                                  ==========       ===========


DECEMBER 31, 1999
-----------------

Cal-Chlor Corporation                           S&T Bank                          $1,245,000       $ 1,245,000
JPV Capital, LLC                                Michigan National Bank             1,000,000         1,000,000
Junction Point, LLC                             Johnson Bank                         890,000           890,000
                                                                                  ----------       -----------

                                                                                  $3,135,000       $ 3,135,000
                                                                                  ==========       ===========

                                   SCHEDULE 6
                                  LOAN SUMMARY


              The following table summarizes the distribution of the Company's loan portfolio expressed in dollar amounts and as a percentage of the total portfolio as of December 31, 2000 and December 31, 1999.



                                             DECEMBER 31, 2000                  DECEMBER 31, 1999
                                             -----------------                  -----------------
                                          AMOUNT          PERCENT            AMOUNT          PERCENT
                                      --------------    -----------      ---------------   -----------

Commercial                             $ 32,197,729         26.70%         $ 25,225,933        32.73%
Real Estate:
   Construction                           9,940,355          8.24%                    -         0.00%
   Commercial                            47,088,093         39.05%           32,142,524        41.70%
   Residential                           26,892,457         22.30%           16,844,196        21.85%
Industrial Revenue Bonds
   and Municipals                         3,053,612          2.53%            2,595,078         3.37%
Leasing Finance Receivable                1,190,010          0.99%                    -         0.00%
Installment and Consumer                    225,284          0.19%              269,589         0.35%
                                      -------------     ---------          ------------    ---------

Total Loans                           $ 120,587,540        100.00%         $ 77,077,320       100.00%
                                      =============     =========          ============    =========


                                   SCHEDULE 7
          LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES


              The following schedules summarize the maturities and sensitivity to changes in interest rates of the Company's loan portfolio at December 31, 2000 and December 31, 1999.

                                 LOAN MATURITIES




                                                          ONE YEAR
                                        LESS THAN         THROUGH            AFTER
                                        ONE YEAR         FIVE YEARS          5 YEARS             TOTAL
                                     --------------    ---------------   ---------------    --------------

DECEMBER 31, 2000
-----------------
   Commercial                         $ 18,982,016       $ 11,484,764      $  1,730,949       $ 32,197,729
   Real Estate Construction              1,014,152          6,434,613         2,491,590          9,940,355
   Real Estate Commercial                3,506,480         31,667,420        11,770,596         46,944,496
                                      ------------       ------------      ------------       ------------
      Total                           $ 23,502,648       $ 49,586,797      $ 15,993,135       $ 89,082,580
                                      ============       ============      ============       ============

DECEMBER 31, 1999
-----------------
   Commercial                         $  9,787,322       $ 11,274,409      $  4,164,202       $ 25,225,933
   Real Estate Construction                      -                  -                 -                  -
   Real Estate Commercial                2,207,279         21,464,980         8,324,639         31,996,898
                                      ------------       ------------      ------------       ------------
      Total                           $ 11,994,601       $ 32,739,389      $ 12,488,841       $ 57,222,831
                                      ============       ============      ============       ============


                    AMOUNTS WITH MATURITIES EXCEEDING 1 YEAR



                                                           FLOATING OR
                                        PREDETERMINED      ADJUSTABLE
                                            RATES             RATE                TOTAL
                                       ---------------    -------------       --------------
DECEMBER 31, 2000
-----------------
   Commercial                            $  6,467,086      $  6,748,627         $ 13,215,713
   Real Estate Construction                 6,151,700         2,774,503            8,926,203
   Real Estate Commercial                  31,628,033        11,809,983           43,438,016
                                         ------------      ------------         ------------
      Total                              $ 44,246,819      $ 21,333,113         $ 65,579,932
                                         ============      ============         ============

December 31, 1999
-----------------
   Commercial                            $  7,204,824      $  8,233,787         $ 15,438,611
   Real Estate Construction                         -                 -                    -
   Real Estate Commercial                  21,526,659         8,262,960           29,789,619
                                         ------------      ------------         ------------
      Total                              $ 28,731,483      $ 16,496,747         $ 45,228,230
                                         ============      ============         ============


                                   SCHEDULE 8
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES




                                                           2000                1999
                                                       ------------        ------------

Beginning Loan Loss Reserve                              $ 770,773          $  395,804

CHARGE-OFFS:
------------
      Commercial                                                 0                   0
      Real Estate:
         Construction                                            0                   0
         Commercial                                              0                   0
         Residential                                             0                   0
      Installment & Consumer                                     0                   0

RECOVERIES:
-----------
      Commercial                                                 0                   0
      Real Estate:
         Construction                                            0                   0
         Commercial                                              0                   0
         Residential                                             0                   0
      Installment & Consumer                                     0                   0
                                                       -----------          ----------

Net Charge-offs/Recoveries                                       0                   0

Provision charged to operations                          1,038,040             374,969

                                                       -----------          ----------
Balance at end of period                               $ 1,808,813          $  770,773
                                                       ===========          ==========


                                   SCHEDULE 9
                           SUMMARY OF AVERAGE DEPOSITS



                                                        YEAR ENDED                        YEAR ENDED
                                                        ----------                        ----------
                                                     DECEMBER 31, 2000                 DECEMBER 31, 1999
                                                     -----------------                 -----------------
                                                   AVERAGE           RATE            AVERAGE           RATE
                                                   BALANCE           PAID            BALANCE           PAID
                                                --------------   -----------     --------------     ----------

DEPOSITS IN DOMESTIC BANK OFFICES:

Non-Interest Bearing Demand                       $ 6,670,805             -        $  3,943,584             -
NOW Accounts                                        1,573,632         5.52%           1,308,114         4.41%
Money Market Accounts                              45,961,910         6.17%          41,094,253         4.98%
Time Deposits                                      42,967,959         6.49%          17,646,743         5.52%
                                                 -------------   ---------         ------------     --------

Total Deposits                                   $ 97,174,306         5.88%        $ 63,992,694         4.81%
                                                 =============   =========         ============     ========


ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

Independent Auditor's Report ................................................28

Consolidated Balance Sheet (December 31, 2000 and 1999) .....................29

Consolidated Statement of Income
    (For the years ended December 31, 2000, 1999 and 1998) ..................30

Consolidated Statement of Changes in Shareholders' Equity
    (For the years ended December 31, 2000, 1999 and 1998)...................31

Consolidated Statement of Cash Flows
    (For the years ended December 31, 2000, 1999 and 1998) ..................32

Notes .......................................................................33

[VIRCHOW, KRAUSE & COMPANY, LLP LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT











Board of Directors
InvestorsBancorp, Inc. and Subsidiary
Pewaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of InvestorsBancorp, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InvestorsBancorp, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.



                                              VIRCHOW, KRAUSE & COMPANY, LLP

                                              /s/ Virchow, Krause & Company, LLP




Milwaukee, Wisconsin
January 31, 2001

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999


                                     ASSETS

                                                                                           2000                 1999
                                                                                    ------------------   ------------------
   Cash and due from banks                                                          $        3,453,639   $        2,281,184
   Federal funds sold                                                                        1,250,000                    -
   Available for sale securities - stated at fair value                                     14,391,194            6,260,000
   Loans, less allowance for loan losses of $1,808,813 and
       $770,773 in 2000 and 1999, respectively                                             118,778,727           76,306,547
   Mortgage loans held for sale                                                                100,000              566,100
   Premises and equipment, net                                                                  87,539               93,478
   Accrued interest receivable and other assets                                              2,648,831            1,001,192
                                                                                    ------------------   ------------------

          TOTAL ASSETS                                                              $      140,709,930   $       86,508,501
                                                                                    ==================   ==================

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits
       Demand                                                                       $        8,031,571   $        4,273,423
       Savings and NOW                                                                      62,597,776           42,895,527
       Other Time                                                                           58,173,494           29,619,256
                                                                                    ------------------   ------------------
          Total Deposits                                                                   128,802,841           76,788,206
   Federal funds purchased                                                                           -              925,000
   Other borrowings                                                                          2,500,000                    -
   Accrued interest payable and other liabilities                                            1,440,904            1,128,395
                                                                                    ------------------   ------------------
       Total Liabilities                                                                   132,743,745           78,841,601
                                                                                    ------------------   ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
       -0- shares issued and outstanding                                                             -                    -
   Common stock, $.01 par value, 9,000,000 shares authorized,
       1,050,000 shares issued                                                                  10,500               10,500
   Surplus                                                                                   7,316,900            7,316,900
   Retained earnings                                                                           901,948              339,500
   Treasury stock, 37,351 and -0- shares in 2000 and 1999,
       respectively, at cost                                                                 (263,163)                    -
                                                                                    ------------------   ------------------
       Total Stockholders' Equity                                                            7,966,185            7,666,900
                                                                                    ------------------   ------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $      140,709,930   $       86,508,501
                                                                                    ==================   ==================




           See accompanying notes to consolidated financial statements

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 2000, 1999 and 1998



                                                                            2000                1999               1998
                                                                      -----------------   ----------------   -----------------
INTEREST INCOME
   Interest and fees on loans                                         $       8,671,969   $      5,004,902   $       2,589,509
   Interest on investment securities -
       taxable                                                                  547,503            443,664             347,858
   Interest on federal funds sold                                               103,483             82,883             323,225
                                                                      -----------------   ----------------   -----------------
       Total Interest Income                                                  9,322,955          5,531,449           3,260,592
                                                                      -----------------   ----------------   -----------------

INTEREST EXPENSE
   Interest on deposits                                                       5,711,680          3,079,994           1,765,668
   Interest on federal funds purchased                                           45,134              9,507                   -
   Interest on other borrowings                                                 186,849                  -                   -
                                                                      -----------------   ----------------   -----------------
       Total Interest Expense                                                 5,943,663          3,089,501           1,765,668
                                                                      -----------------   ----------------   -----------------

Net interest income before provision for loan losses                          3,379,292          2,441,948           1,494,924
   Provision for loan losses                                                  1,038,040            374,969             299,744
                                                                      -----------------   ----------------   -----------------
Net interest income after provision for loan losses                           2,341,252          2,066,979           1,195,180
                                                                      -----------------   ----------------   -----------------

NONINTEREST INCOME
   Service fees                                                                 119,330             71,276              32,187
   Management service fees                                                    1,012,023            872,201             775,892
   Service release premiums                                                     416,989            565,897             577,087
   Other income                                                                   8,478              2,852               1,322
                                                                      -----------------   ----------------   -----------------
       Total Noninterest Income                                               1,556,820          1,512,226           1,386,488
                                                                      -----------------   ----------------   -----------------

NONINTEREST EXPENSES
   Salaries                                                                   1,785,790          1,540,302           1,218,770
   Pension, profit sharing and other employee benefits                          477,476            441,455             330,440
   Occupancy                                                                    109,933             89,644             110,860
   Furniture and equipment expenses                                             107,364            104,258              83,146
   Data processing services                                                     116,845             85,466              65,118
   Other expenses                                                               465,987            361,830             394,145
                                                                      -----------------   ----------------   -----------------
       Total Noninterest Expenses                                             3,063,395          2,622,955           2,202,479
                                                                      -----------------   ----------------   -----------------
Income before income taxes                                                      834,677            956,250             379,189
   Less:  Applicable income taxes                                               272,229            361,878              81,948
                                                                      -----------------   ----------------   -----------------

Income before cumulative effect of a change in
   accounting principle                                                         562,448            594,372             297,241
Cumulative effect of expensing start up costs as incurred, net of
   tax benefit of $72,067                                                             -           (111,713)                  -
                                                                      -----------------   ----------------   -----------------
       NET INCOME                                                     $         562,448   $        482,659   $         297,241
                                                                      =================   ================   =================

         Basic per share income before cumulative effect of a change
          in accounting principle                                     $            0.54   $           0.57   $            0.28
         Basic per share cumulative effect on prior years of
          expensing start up costs as incurred                                        -              (0.11)                  -
                                                                      -----------------   ----------------   -----------------
               Basic earnings per share                               $            0.54   $           0.46   $            0.28
                                                                      =================   ================   =================

         Diluted per share income before cumulative effect of a
          change in accounting principle                              $            0.54   $           0.57   $            0.28
         Diluted per share cumulative effect on prior years of
          expensing start up costs as incurred                                        -              (0.11)                  -
                                                                      -----------------   ----------------   -----------------
               Diluted earnings per share                             $            0.54   $           0.46   $            0.28
                                                                      =================   ================   =================
         Weighted average shares outstanding                                  1,042,538          1,050,000           1,050,000
                                                                      =================   ================   =================




           See accompanying notes to consolidated financial statements

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years Ended December 31, 2000, 1999 and 1998


                                                           COMMON                      RETAINED       TREASURY
                                                            STOCK        SURPLUS       EARNINGS         STOCK           TOTAL
                                                        ------------  -------------  -------------  -------------   -------------
BALANCES - December 31, 1997                            $    10,000   $  6,979,900   $   (102,900)  $          -    $  6,887,000
       Net income - 1998                                          -              -        297,241              -         297,241
                                                        ------------  -------------  -------------  -------------   -------------

BALANCES - December 31, 1998                                 10,000      6,979,900        194,341              -       7,184,241
       Net income - 1999                                          -              -        482,659              -         482,659
   Stock dividend (50,000 shares at $6.75 per share)            500        337,000       (337,500)             -               -
                                                        ------------  -------------  -------------  -------------   -------------

BALANCES - December 31, 1999                                 10,500      7,316,900        339,500              -       7,666,900
       Net income - 2000                                                                  562,448                        562,448
   Purchase of 37,351 shares of  treasury stock                   -              -              -       (263,163)       (263,163)
                                                        ------------  -------------  -------------  -------------   -------------

BALANCES - December 31, 2000                            $    10,500   $  7,316,900   $    901,948   $   (263,163)   $  7,966,185
                                                        ============  =============  =============  =============   =============






           See accompanying notes to consolidated financial statements

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2000, 1999 and 1998


                                                                       2000                  1999                  1998
                                                                ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                  $          562,448    $          482,659    $          297,241
    Adjustments to reconcile net income to
      net cash flows from operating
      activities
        Depreciation                                                        38,105                40,954                27,086
        Gain on disposal of premises and equipment                          (2,446)                    -                     -
        Provision for loan losses                                        1,038,040               374,969               299,744
        Provision (benefit) for deferred taxes                            (408,217)             (200,276)              (27,189)
        Net change in
           Mortgage loans held for sale                                    466,100             1,666,557            (2,232,657)
           Accrued interest receivable and other assets                 (1,239,422)              206,699              (368,111)
           Accrued interest payable and other liabilities                  312,509               215,844               621,420
                                                                ------------------    ------------------    ------------------
        Net Cash Flows from Operating Activities                           767,117             2,787,406            (1,382,466)
                                                                ------------------    ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in federal funds sold                                    (1,250,000)              540,000             4,004,000
    Activity in available for sale securities
        Maturities, prepayments, sales and calls                        10,835,000            17,895,000             4,815,000
        Purchases                                                      (18,966,194)           (9,175,000)          (19,795,000)
    Activity in held to maturity securities
        Maturities, prepayments and calls                                        -             3,980,493             6,050,000
        Purchases                                                                -                     -           (10,030,493)
    Net increase in loans                                              (43,510,220)          (37,496,804)          (29,973,962)
    Proceeds from sales of premises and equipment                            4,500                     -                     -
    Additions to premises and equipment                                    (34,220)               (7,672)              (29,687)
                                                                ------------------    ------------------    ------------------
        Net Cash Flows from Investing Activities                       (52,921,134)          (24,263,983)          (44,960,142)
                                                                ------------------    ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                            52,014,635            21,783,616            46,142,950
    Net change in federal funds purchased                                 (925,000)              925,000                     -
    Proceeds from other borrowings                                       2,500,000                     -                     -
    Purchase of treasury stock                                            (263,163)                    -                     -
                                                                ------------------    ------------------    ------------------
        Net Cash Flows from Financing Activities                        53,326,472            22,708,616            46,142,950
                                                                ------------------    ------------------    ------------------

           NET CHANGE IN CASH AND DUE FROM BANKS                         1,172,455             1,232,039              (199,658)

CASH AND DUE FROM BANKS - BEGINNING OF YEAR                              2,281,184             1,049,145             1,248,803
                                                                ------------------    ------------------    ------------------

    CASH AND DUE FROM BANKS - END OF YEAR                       $        3,453,639    $        2,281,184    $        1,049,145
                                                                ==================    ==================    ==================

SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash paid for interest                                      $        5,400,054    $        3,052,035    $        1,326,908
    Cash paid for income taxes                                             949,982               226,596                    50






           See accompanying notes to consolidated financial statements

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


    Consolidation

The consolidated financial statements of InvestorsBancorp, Inc. (the Company) include the accounts of its wholly owned subsidiary, InvestorsBank (the subsidiary Bank). InvestorsBank includes the accounts of its wholly owned subsidiary, Investors Business Credit, Inc. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

    Nature of Banking Activities

The consolidated income of the Company is principally from the income of its wholly owned subsidiary. The subsidiary Bank grants commercial, residential and consumer loans and accepts deposits from customers primarily in southeastern Wisconsin. The subsidiary Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally, the Company and the subsidiary Bank are subject to the regulations of certain regulatory agencies and undergo periodic examination by those regulatory agencies.

    Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate, deferred tax assets, and mortgage servicing rights.

    Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks."

The subsidiary Bank maintains amounts due from banks which, at times, may exceed federally insured limits. The subsidiary Bank has not experienced any losses in such accounts.

    Available for Sale Securities

Securities classified as available for sale are those debt securities that the subsidiary Bank intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the subsidiary Bank's assets and liabilities, liquidity needs, regulatory capital consideration, and other similar factors. Securities classified as available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

    Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by the allowance for loan losses. Interest income is accrued on the unpaid principal balance. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payment of interest or principal when they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed.

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    Loans (cont.)

Cash collections on impaired loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current. Accrual of interest is generally resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a period of time.

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

    Servicing Rights

Servicing assets are recognized as separate assets when rights are acquired through purchase or through the sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based on discounted cash flows using market based assumptions such as prepayment speeds, interest rates, and other factors which are subject to change over time. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

    Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets, which range from 3 to 7 years for furniture and equipment.

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)


    Profit-Sharing Plan

The Company has a contributory 401(k) profit-sharing plan covering substantially all employees. Contributions to the plan are made in accordance with specified formulas or at the discretion of the Board of Directors of the Company. The Company's policy is to fund contributions as accrued.

    Income Taxes

The Company files a consolidated federal income tax return and individual state income tax returns. Accordingly, amounts equal to tax benefits of those companies having taxable federal losses or credits are reimbursed by the other companies that incur federal tax liabilities.

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to the reserve for loan losses, nonaccrual loan income, deferred compensation, pension, fixed assets and unrealized gains and losses on available for sale securities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

    Off-Balance Sheet Financial Instruments

In the ordinary course of business the subsidiary Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

    Earnings Per Share

Earnings per share are computed based upon the weighted average number of common shares outstanding during each year. In the computation of diluted earnings per share, all dilutive stock options are assumed to be exercised at the beginning of each year and the proceeds are used to purchase shares of the Company's common stock at the average market price during the year.

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

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

    Fair Value of Financial Instruments (cont.)

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

         CARRYING AMOUNTS APPROXIMATE FAIR VALUES FOR THE FOLLOWING INSTRUMENTS
                  Cash and due from banks
                  Federal funds sold
                  Available for sale securities
                  Accrued interest receivable
                  Variable rate loans that reprice frequently where no
                    significant change in credit risk has occurred
                  Mortgage loans held for sale
                  Demand deposits
                  Variable rate money market accounts
                  Variable rate certificates of deposit
                  Accrued interest payable

         QUOTED MARKET PRICES
         Where available, or if not available, based on quoted market prices of comparable instruments for the following instrument:

                  Held to maturity securities

         DISCOUNTED CASH FLOWS
         Using interest rates currently being offered on instruments with similar terms and with similar credit quality:

                  All loans except variable rate loans described above Fixed rate certificates of deposit
                  Other borrowings

         QUOTED FEES CURRENTLY BEING CHARGED FOR SIMILAR INSTRUMENTS Taking into account the remaining terms of the agreements and the counterparties' credit standing:

             Off-balance-sheet instruments

                  Guarantees
                  Letters of credit
                  Lending commitments

Since the majority of the Company's off-balance-sheet instruments consist of nonfee-producing, variable rate commitments, the Company had determined it does not have a distinguishable fair value.

    Reclassification

Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation. The reclassifications have no effect on reported amounts of net income or equity.


NOTE 2 - CASH AND DUE FROM BANKS

The subsidiary Bank is required to maintain vault cash and reserve balances with Federal Reserve Banks based upon a percentage of deposits. These requirements approximated $92,000 at December 31, 2000. At December 31, 1999, the subsidiary Bank was not required to maintain reserve balances.

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


NOTE 3 - AVAILABLE FOR SALE SECURITIES

Amortized costs and fair values of available for sale securities as of December 31, 2000 and 1999 are summarized as follows:

                                                                              2000
                                      ---------------------------------------------------------------------------------
                                                                  Gross              Gross
                                           Amortized            Unrealized         Unrealized
                                             Cost                 Gains              Losses              Fair Value
                                      ------------------   -------------------   -----------------    -----------------
Corporate bonds                       $      13,665,000    $                -    $               -    $      13,665,000
Mutual funds                                    726,194                     -    $               -              726,194
                                      ------------------   -------------------   -----------------    -----------------


        Totals                        $      14,391,194    $                -    $               -    $      14,391,194
                                      ==================   ===================   =================    =================


                                                                              1999
                                      ---------------------------------------------------------------------------------
                                                                  Gross              Gross
                                           Amortized            Unrealized         Unrealized
                                             Cost                 Gains              Losses              Fair Value
                                      ------------------   -------------------   -----------------    -----------------
Corporate bonds                       $       6,260,000    $                -                    -    $       6,260,000
                                      ==================   ===================   =================    =================

The amortized cost and fair value of available for sale securities as of December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities in mutual funds since the anticipated maturities are not readily determinable. Therefore, the mutual funds are not included in the maturity categories in the following maturity summary listed below:

                                                                                                      2000
                                                                                     --------------------------------------
                                                                                          Amortized
                                                                                            Cost              Fair Value
                                                                                     ------------------   -----------------
                Due in one year or less                                              $      13,665,000    $      13,665,000
                                                                                     ==================   =================


NOTE 4 - LOANS

Major classification of loans are as follows at December 31:

                                                                                             2000                1999
                                                                                      -----------------   -----------------
    Commercial                                                                        $      32,197,729   $      25,225,933
    Real estate
         Construction                                                                         9,940,355                   -
         Commercial                                                                          47,088,093          32,142,524
         Residential                                                                         26,892,457          16,844,196
    Installment and consumer                                                                    225,284             269,589
    Municipal loans and industrial revenue bonds                                              3,053,612           2,595,078
    Lease financing receivable                                                                1,190,010                   -
                                                                                      -----------------     ---------------
                                                                                            120,587,540          77,077,320
    Less: Allowance for loan losses                                                          (1,808,813)           (770,773)
                                                                                      -----------------     ---------------

         Net Loans                                                                    $     118,778,727    $     76,306,547
                                                                                      =================    ================

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


NOTE 4 - LOANS (cont.)

Impaired loans of $283,622 and $0 at December 31, 2000 and 1999, respectively, have been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The average recorded amount of impaired loans during 2000 and 1999 was $182,569 and $0, respectively. There was no allowance for loan losses related to these loans at December 31, 2000 and 1999. Interest income on impaired loans of $27,279, $0, and $0 was recognized for cash payments received in 2000, 1999 and 1998, respectively.

Certain directors and executive officers of the Company, and their related interests, had loans outstanding in the aggregate amounts of $1,536,377 and $427,842 at December 31, 2000 and 1999, respectively. During 2000, $2,318,902 of new loans were made and repayments totaled $1,210,367. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.

NOTE 5 -  LOAN SERVICING

The unpaid principal balance of loans serviced for others, which are not included in the consolidated financial statements, was $151,588,106 and $143,536,024 at December 31, 2000 and 1999, respectively. A portion of these loans, with balances of $121,537,690 and $123,579,489 at December 31, 2000 and 1999, respectively, are loans serviced for Bando McGlocklin Capital Corporation, a related company. Revenue relating to loan servicing for Bando McGlocklin Capital Corporation was $328,569, $337,858 and $331,415 for the years ended December 31, 2000, 1999 and 1998, respectively.

The balance of capitalized servicing rights, net of valuation allowances, included in other assets was $109,263 and $126,367 at December 31, 2000 and 1999, respectively. The balance of retained loan discounts, net of valuation allowance, included in other liabilities was $96,094 and $110,918 at December 31, 2000 and 1999, respectively. The carrying values approximate fair values at December 31, 2000 and 1999. Net premium expense related to these items was $2,280, $2,281, and $276 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 6 -  ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses reflected in the accompanying consolidated financial statements represents the allowance available to absorb loan losses. An analysis of changes in the allowance is presented in the following tabulation as of December 31:

                                                                          2000                  1999                1998
                                                                  ------------------    ------------------   ------------------
    BALANCE - Beginning of Year                                   $          770,773    $          395,804   $           96,060
       Provision charged to operations                                     1,038,040               374,969              299,744
                                                                  ------------------    ------------------   ------------------

    BALANCE - End of Year                                         $        1,808,813    $          770,773   $          395,804
                                                                  ==================    ==================   ==================

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation at December 31 and are summarized as follows:

                                                                                              2000                 1999
                                                                                       ------------------   -----------------
    Furniture and equipment                                                            $         197,638    $         169,682
    Less: Accumulated depreciation                                                              (110,099)             (76,204)
                                                                                       ------------------   -----------------

        Net Premises and Equipment                                                     $          87,539    $          93,478
                                                                                       ==================   =================


Depreciation expense amounted to $38,105, $40,954, and $27,086 in 2000, 1999 and 1998, respectively.

NOTE 8 - DEPOSITS

The aggregate amount of Time deposits, each with a minimum denomination of $100,000, was $23,495,373 and $14,706,497 at December 31, 2000 and 1999,
respectively.

At December 31, 2000, the scheduled maturities of Time deposits are as follows:

    2001                                                                 $      36,261,531
    2002                                                                         2,687,585
    2003                                                                         4,740,803
    2004                                                                         1,770,526
    2005                                                                        12,713,049
                                                                         -----------------

                                                                         $      58,173,494
                                                                         =================

NOTE 9 - OTHER BORROWINGS

In 2000, the Company borrowed $2,500,000 from Bando McGlocklin Capital Corporation, an affiliated company. The note is unsecured and bears an interest rate of 11%. Interest is payable quarterly with principal due April 30, 2010.

NOTE 10 - STOCKHOLDERS' EQUITY

The Company has a Nonqualified Stock Option Plan providing for the granting of options up to 100,000 shares of common stock to key officers and employees of the Company. Options are granted at the current market price. Options may be exercised based on the vesting schedule outlined in each agreement. As a result of a 5% stock dividend declared in 1999, the Board of Directors approved a 5% price adjustment on the stock options reducing the previous exercise price and increasing the number of options outstanding.

The fair value of the awards is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in 2000 and 1999, respectively: dividend yield of 0 and 0 percent, expected volatility of 23.4 and 23.4 percent, risk-free interest rate of 6.99 and 7.10 percent, and expected lives of 10 years. There were no stock options granted in 1998.

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


NOTE 10 - STOCKHOLDERS' EQUITY (cont.)

Activity is summarized in the following table:

                                                     2000                           1999                          1998
                                         -----------------------------  -----------------------------  ----------------------------
                                                            Weighted                       Weighted                     Weighted
                                                             Average                       Average                       Average
                                             Shares           Price         Shares          Price          Shares         Price
                                         --------------    -----------  ---------------  ------------  --------------  ------------
OUTSTANDING - Beginning of Year                 11,025     $     7.55            7,500   $      7.33           7,500   $      7.33
      Granted                                    8,150           6.75            3,150          8.10               -             -
      Cancelled                                 (5,700)         (7.39)               -             -               -             -
      5% stock dividend                              -              -              375          7.33               -             -
                                         -------------                  --------------                 -------------
OUTSTANDING - End of Year                       13,475           7.13           11,025          7.55           7,500          7.33
                                         =============                  ==============                 =============

Exercisable at year end                          8,495           7.05            3,938          7.33           3,000          7.33
Weighted average fair value of
    options granted                      $        3.65                  $         4.49                 $        3.33
Available for future grant at year end          86,525                          88,975                        92,500

The following table summarizes information about Plan awards outstanding at December 31, 2000:

                                                  Options Outstanding                            Options Exercisable
                                 -----------------------------------------------------      -----------------------------
                                                        Weighted-           Weighted-                         Weighted-
                                                         Average             Average                           Average
                                     Number             Remaining          Exercisable        Number           Exercise
        Exercise Price            Outstanding        Contractual Life         Price         Exercisable         Price
-----------------------------    -------------      ------------------    ------------     -------------    -------------
             $6.75 - $8.10             13,475           6.79 years        $      7.13             8,495     $       7.05

The Company applies APB Opinion 25 and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for its stock options awards.

FASB Statement 123 encourages a "fair value" based method of accounting for stock-based compensation plans. Had compensation cost for the Company's plan been determined based upon the fair value at the grant dates as prescribed by FASB Statement 123, the Company's net income and income per share would be the pro forma amounts indicated below:

                                                                     2000             1999             1998
                                                               --------------    -------------    --------------
    Net income - as reported                                   $      562,448    $     482,659    $      297,241
         Pro forma                                             $      552,551    $     481,485    $      295,924
    Basic earnings per share - as reported                     $         0.54    $        0.46    $         0.28
         Pro forma                                             $         0.53    $        0.48    $         0.30
    Diluted earnings per share - as reported                   $         0.54    $        0.46    $         0.28
         Pro forma                                             $         0.53    $        0.48    $         0.29

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


NOTE 10 - STOCKHOLDERS' EQUITY (cont.)

A reconciliation of the numerators and the denominators of earnings per share and earnings per share assuming dilution are:

                                                                                      Per Share
                                                    Income             Shares           Amount
                                                   ---------         ---------        ---------
2000
     Earnings per share                            $ 562,448         1,042,538         $   0.54
                                                                                       ========
     Effect of options                                     -                 -
                                                   ---------         ---------
     Earnings per share - assuming dilution        $ 562,448         1,042,538         $   0.54
                                                   =========         =========         ========
1999
     Earnings per share                            $ 482,659         1,050,000         $   0.46
                                                                                       ========
     Effect of options                                     -             3,118
                                                   ---------         ---------
     Earnings per share - assuming dilution        $ 482,659         1,053,118         $   0.46
                                                   =========         =========         ========
1998
     Earnings per share                            $ 297,241         1,050,000         $   0.28
                                                                                       ========
     Effect of options                                     -            21,455
                                                   ---------         ---------
     Earnings per share - assuming dilution        $ 297,241         1,071,455         $   0.28
                                                   =========         =========         ========

NOTE 11 - INCOME TAXES

The provision for income taxes included in the accompanying consolidated financial statements consists of the following components at December 31:

                                                 2000                1999               1998
                                              ---------          ---------          ---------
Current Taxes
     Federal                                  $ 565,695          $ 460,038          $  72,092
     State                                      114,751            102,116             37,045
                                              ---------          ---------          ---------
                                                680,446            562,154            109,137
                                              ---------          ---------          ---------

Deferred Income Taxes (Benefit)
     Federal                                   (352,716)          (173,047)           (22,839)
     State                                      (55,501)           (27,229)            (4,350)
                                              ---------          ---------          ---------
                                               (408,217)          (200,276)           (27,189)
                                              ---------          ---------          ---------

     Total Provision for Income Taxes         $ 272,229          $ 361,878          $  81,948
                                              =========          =========          =========

The net deferred tax assets in the accompanying consolidated balance sheets include the following amounts of deferred tax assets and liabilities at December 31:

                                          2000               1999
                                       ---------          ---------
Deferred Tax Assets
     Allowance for loan losses         $ 665,752          $ 257,284
     Deferred compensation                18,180               --
     Organizational costs                 33,964             53,141
     Other                                 1,155               --
Deferred Tax Liabilities
     Depreciation                        (16,969)           (16,560)
                                       ---------          ---------
                                       $ 702,082          $ 293,865
                                       =========          =========

Management believes it is more likely than not, that the gross deferred tax assets will be fully realized. Therefore, no valuation allowance has been recorded as of December 31, 2000 and 1999.

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


NOTE 11 - INCOME TAXES (cont.)

A reconciliation of statutory federal income taxes based upon income before taxes to the provision for federal and state income taxes for the period, as summarized previously, is as follows:

                                                    2000                           1999                             1998
                                         ------------------------       -------------------------       --------------------------
                                                          % of                             % of                            % of
                                                         Pretax                           Pretax                          Pretax
                                           Amount        Income           Amount          Income          Amount          Income
                                         ----------    ----------       ---------       ---------       ---------       ---------
Reconciliation of statutory to
  effective rates
  Federal income taxes at
    statutory rate                       $ 283,790          34.00%      $ 325,125           34.00%        128,924           34.00%
      Adjustments for
         Tax exempt interest on
           municipal obligations           (25,111)         (3.01)        (13,237)          (1.40)        (55,275)         (14.60)
         Increases in taxes
           resulting from state
           income taxes                     22,290           2.67          67,397            7.00          24,450            6.40
         Other - net                        (8,740)         (1.05)        (17,407)          (1.80)        (16,151)          (4.20)
                                         ---------     ----------       ---------       ---------       ---------       ---------

Effective Income Taxes -
  Operations                             $ 272,229          32.61%      $ 361,878           37.80%      $  81,948           21.60%
                                         =========     ==========       =========       =========       =========       =========

NOTE 12 - FACILITIES LEASE

The Company leases premises from Bando McGlocklin Capital Corporation, an affiliated entity. Monthly rents are variable based on LIBOR and the agreement is for a ten year renewable term. Lease expenses were $62,827, $46,348, and $67,452 in 2000, 1999 and 1998, respectively.

At December 31, 2000, the future minimum lease payments are as follows:

    2001                                                                 $          57,552
    2002                                                                            57,552
    2003                                                                            57,552
    2004                                                                            57,552
    2005                                                                            57,552
    Thereafter                                                                     244,596
                                                                         -----------------

                                                                         $         532,356
                                                                         =================

NOTE 13 - RETIREMENT PLANS

The Company has a contributory 401(k) profit-sharing plan covering substantially all employees. The Company must match a percentage of each eligible participant's contribution. Additional contributions to the 401(K) plan by the Company are discretionary and based on factors related to profits. Total expenses related to the plan were $39,497, $46,426, and $41,424 in 2000, 1999 and 1998, respectively.

The Company provides additional supplemental retirement benefits for an executive officer. Such benefits totaled $44,583, $43,099, and $23,089 in 2000, 1999 and 1998, respectively, net of reimbursement from Bando McGlocklin Capital Corporation's management fee. The payments were made at the sole discretion of the Board of Directors. The payments are included in the calculation of the management fee charged to a related Company.

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


NOTE 14 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as they do for on-balance-sheet instruments.

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31, 2000 and 1999 is as follows:

                                                                                            2000                  1999
                                                                                       ---------------      ---------------
Financial instruments whose contract amounts represent credit risk:
         Commitments to extend credit                                                  $    23,081,440      $    17,442,858
         Credit card commitments                                                       $       483,766      $       566,291
         Commercial and standby letters of credit                                      $       528,741      $       431,978
         Notional amount of financial instruments
            Interest rate swap                                                         $    11,856,000      $     3,027,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. Credit card commitments are unsecured.

The Company has entered into various interest rate swap agreements with other companies to manage interest rate exposure. The interest rate swap agreements are structured as hedges of specific fixed-rate deposits whose terms coincide with the terms of the swap agreements. Under the terms of the swap agreements, the parties exchange interest payment streams calculated on the notional principal amount. The swap agreements are structured so that the Company receives a fixed interest rate and pays a variable rate based on various rate indexes. The swap agreements' expirations coincide with the maturity of the fixed rate deposits. The specifics of the agreements at December 31, 2000 are as follows:

                           Variable Interest      Fixed Interest
   Notional Amount           Rate Received        Rate Received          Expiration Date             Rate Index
-----------------------------------------------------------------------------------------------------------------------------
     $1,856,000                6.48000%               5.58%              April 24, 2001          Daily Federal Funds
     $5,000,000                6.68625%               8.00%             December 5, 2005            3 month LIBOR
     $5,000,000                6.54750%               8.00%             December 16, 2007           3 month LIBOR

As of December 31, 2000, the Company and the subsidiary Bank do not engage in the use of futures, forwards or option contracts.

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


NOTE 15 - CONCENTRATION OF CREDIT RISK


Practically all of the subsidiary Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the subsidiary Bank's market area. Although the subsidiary Bank has a diversified loan portfolio, the ability of their debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the subsidiary Bank. The concentration of credit by type of loan is set forth in Note 4.


NOTE 16 - RETAINED EARNINGS

The principal source of income and funds of InvestorsBancorp, Inc. are dividends from its subsidiary Bank. Dividends declared by the subsidiary Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by Federal and State regulatory agencies. Under this formula, dividends of approximately $1,192,000 may be paid without prior regulatory approval. Maintenance of adequate capital at the subsidiary Bank effectively restricts potential dividends to an amount less than $1,192,000.


NOTE 17 - REGULATORY CAPITAL REQUIREMENTS


The Company (on a consolidated basis) and the subsidiary Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and the subsidiary Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy requires the Company and the subsidiary Bank to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes that as of December 31, 2000 and 1999 the Company and the subsidiary Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2000, the most recent notification from the regulatory agencies categorized the subsidiary Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier 1 leverage ratios as set forth in the table on the following page. There are no conditions or events since these notifications that management believes have changed the institution's category.

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


NOTE 17 - REGULATORY CAPITAL REQUIREMENTS (cont.)


Listed below is a comparison of the Company's and the subsidiary Bank's actual capital amounts with the minimum requirements for well capitalized and adequately capitalized banks, as defined by the federal regulatory agencies' Prompt Corrective Action Rules, as of December 31, 2000 and 1999.

                                                                                                     To Be Well Capitalized Under
                                                                            For Capital Adequacy       Prompt Corrective Action
                                                     Actual                       Purposes                     Provisions
                                          --------------------------     ------------------------    ----------------------------
                                            Amount            Ratio         Amount         Ratio        Amount            Ratio
                                          -----------        -------     -----------      -------    ------------       ---------
As of December 31, 2000
   Total capital (to risk weighted
      assets)
      InvestorsBancorp, Inc.              $11,959,319          10.0%     $ 9,530,805         8.0%            N/A         N/A
      InvestorsBank                       $11,925,621          10.0%     $ 9,530,805         8.0%    $11,913,507           10.0%
   Tier 1 capital (to risk weighted
      assets)
      InvestorsBancorp, Inc.              $ 7,966,185           6.7%     $ 4,765,403         4.0%            N/A         N/A
      InvestorsBank                       $10,432,487           8.8%     $ 4,765,403         4.0%    $ 7,148,104            6.0%
   Tier 1 capital (to average assets)
      InvestorsBancorp, Inc.              $ 7,966,185           6.0%     $ 5,349,629         4.0%            N/A         N/A
      InvestorsBank                       $10,432,487           7.8%     $ 5,349,629         4.0%    $ 6,687,037            5.0%
As of December 31, 1999
   Total capital (to risk weighted
      assets)
      InvestorsBancorp, Inc.              $ 8,437,673          11.1%     $ 6,105,877         8.0%            N/A         N/A
      InvestorsBank                       $ 8,437,673          11.1%     $ 6,105,877         8.0%    $ 7,632,347           10.0%
   Tier 1 capital (to risk weighted
      assets)
      InvestorsBancorp, Inc.              $ 7,666,900          10.0%     $ 3,052,939         4.0%            N/A         N/A
      InvestorsBank                       $ 7,666,900          10.0%     $ 3,052,939         4.0%    $ 4,579,408            6.0%
   Tier 1 capital (to average assets)
      InvestorsBancorp, Inc.              $ 7,666,900           9.4%     $ 3,268,865         4.0%            N/A         N/A
      InvestorsBank                       $ 7,666,900           9.4%     $ 3,268,865         4.0%    $ 4,086,082            5.0%


NOTE 18 - RELATED ENTITY

The Company shares common ownership and management with Bando McGlocklin Capital Corporation. The Company charges Bando McGlocklin Capital Corporation a management fee for salaries and employee benefits of common management. The Company also charges a loan servicing fee for loans serviced for the related entity and a leased property servicing fee. The management services fees for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                           2000                1999               1998
                                                                   ------------------  ------------------ -----------------
         Salaries and benefits                                     $          506,236  $         446,053  $         419,045
         Leased property servicing                                            177,218             88,290             25,072
         Loan servicing                                                       328,569            337,858            331,415
                                                                   ------------------  ------------------ -----------------

                                                                   $        1,012,023  $         872,201  $         775,532
                                                                   ==================  ================== =================

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments at December 31, 2000 and 1999 are as follows:

                                                                2000                                    1999
                                               -------------------------------------  --------------------------------------
                                                                     Estimated Fair                       Estimated Fair
                                                Carrying Amount          Value         Carrying Amount         Value
                                               ------------------ ------------------  ------------------   -----------------
FINANCIAL ASSETS
    Cash and due from banks                    $        3,453,639  $        3,453,639  $        2,281,184  $       2,281,184
                                               ==================  ==================  ==================  =================

    Federal funds sold                         $        1,250,000  $        1,250,000  $                -  $               -
                                               ==================  ==================  ==================  =================
    Available for sale securities              $       14,391,194  $       14,391,194  $        6,260,000  $       6,260,000
                                               ==================  ==================  ==================  =================
    Loans, net                                 $      118,778,727  $      118,781,226  $       76,306,547  $      75,998,000
                                               ==================  ==================  ==================  =================
    Mortgage loans held for sale               $          100,000  $          100,000  $          556,100  $         556,100
                                               ==================  ==================  ==================  =================

    Cash surrender of life insurance policies  $          609,375  $          609,375  $                -  $               -
                                               ==================  ==================  ==================  =================
    Accrued interest receivable                $          923,865  $          923,865  $          484,962  $         484,962
                                               ==================  ==================  ==================  =================
FINANCIAL LIABILITIES
    Deposits                                   $      128,802,841  $      129,162,662  $       76,788,206  $      76,371,905
                                               ==================  ==================  ==================  =================
    Federal funds purchased                    $                -  $                -  $          925,000  $         925,000
                                               ==================  ==================  ==================  =================
                                                                                                           $
    Other borrowings                           $        2,500,000  $       2,500,000   $                - -
                                               ==================  ==================  ==================  =================
    Accrued interest payable                   $        1,034,125  $       1,034,125   $          490,516  $         490,516
                                               ==================  ==================  ==================  =================

The estimated fair value of fee income on letters of credit at December 31, 2000 and 1999 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2000 and 1999.

The subsidiary Bank assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, fair values of the subsidiary Bank's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the subsidiary Bank. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to repay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the subsidiary Bank's overall interest rate risk.

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

NOTE 20 - InvestorsBancorp, Inc. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS

                                                                                                 December 31,
                                                                                    -----------------------------------
                                                                                           2000               1999
                                                                                    ----------------   ----------------
ASSETS
   Cash and due from banks                                                          $          8,604   $              -
   Investment in subsidiary                                                               10,432,487          7,666,900
   Accrued interest receivable and other assets                                               71,053                  -
                                                                                    ----------------   ----------------

          TOTAL ASSETS                                                              $     10,512,144   $      7,666,900
                                                                                    ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Other borrowings                                                                 $      2,500,000   $              -
   Accrued interest payable and other liabilities                                             45,959                  -
                                                                                    ----------------   ----------------
       Total Liabilities                                                                   2,545,959                  -
                                                                                    ----------------   ----------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000 shares
       authorized, -0- issued                                                                      -                  -
   Common stock, $.01 par value,
       9,000,000 shares authorized, 1,050,000 and
       NIL shares issued in 2000 and 1999, respectively                                       10,500             10,500
   Surplus                                                                                 7,316,900          7,316,900
   Retained earnings                                                                         901,948            339,500
   Treasury stock, 37,351 and -0- shares in 2000 and 1999,
       respectively, at cost                                                                (263,163)                 -
                                                                                    ----------------   ----------------
       Total Stockholders' Equity                                                          7,966,185          7,666,900
                                                                                    ----------------   ----------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $     10,512,144   $      7,666,900
                                                                                    ================   ================


                                                CONDENSED STATEMENTS OF INCOME
                                                                                       Years Ended December 31,
                                                                           2000                1999                1998
                                                                      -------------        ------------        -----------
INCOME
   Dividends from subsidiaries                                        $     157,000        $          -        $         -
   Taxable interest on securities                                             5,657                   -                  -
                                                                      -------------        ------------        -----------
       Total Income                                                         162,657                   -                  -
                                                                      -------------        ------------        -----------

EXPENSES
   Interest on other borrowings                                             186,849                   -                  -
                                                                      -------------        ------------        -----------

Income (loss) before income taxes
   and equity in undistributed earnings of
   subsidiary                                                               (24,192)                  -                  -
   Less:  Applicable income taxes (benefit)                                 (71,053)                  -                  -
                                                                      -------------        ------------        -----------

Income before equity in undistributed
   earnings of subsidiary                                                    46,861                   -                  -
   Equity in undistributed earnings of subsidiary                           515,587             482,659            297,241
                                                                      -------------        ------------        -----------

       NET INCOME                                                     $     562,448        $    482,659        $   297,241
                                                                      =============        ============        ===========

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


NOTE 20 - INVESTORSBANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (cont.)

                        CONDENSED STATEMENTS OF CASH FLOW


                                                                                     Years Ended December 31,
                                                                          2000                 1999               1998
                                                                      -------------        ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                        $     562,448        $    482,659        $   297,241
    Adjustments to reconcile net income to net cash
      flows from operating activities
        Equity in undistributed income of subsidiary                       (515,587)           (482,659)          (297,241)
        Net change in

           Accrued interest receivable and other assets                     (71,053)                  -                  -

           Accrued interest payable and other liabilities                    45,959                   -                  -
                                                                      -------------        ------------        -----------

        Net Cash Flows from Operating Activities                             21,767                   -                  -
                                                                      -------------        ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from other borrowings                                        2,500,000                   -                  -

    Common stock issued                                                    (263,163)                  -                  -

    Capital contribution to bank                                         (2,250,000)                  -                  -
                                                                      -------------        ------------        -----------

        Net Cash Flows from Financing Activities                            (13,163)                  -                  -
                                                                      -------------        ------------        -----------

           NET CHANGE IN CASH                                                 8,604                   -                  -

CASH AND DUE FROM BANKS - BEGINNING OF YEAR                                       -                   -                  -
                                                                      -------------        ------------        -----------
                                                                      $           -        $          -                  -
                                                                      =============        ============        ===========
    CASH AND DUE FROM BANKS - END OF YEAR                             $       8,604                   -                  -
                                                                      =============        ============        ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES

    Cash paid for interest                                            $     140,890                   -                 -

ITEM 8.           CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE

                  In connection with the audit of the Company's financial statements for the year ended December 31, 2000, there were no unresolved issues, scope restrictions, unanswered questions or disagreements with Virchow, Krause & Company, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Virchow, Krause & Company, LLP, would have caused Virchow, Krause & Company, LLP to make reference to the matter in their report, and Virchow, Krause & Company, LLP did not advise the Company that any of the events described in Item 304(a)(1)(iv)(B) of Regulation S-B had occurred. During the Company's years ended December 31, 2000, 1999. and 1998, the Company (or anyone on the Company's behalf) did not consult Virchow, Krause & Company, LLP regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; and as such no written report was provided to the Company and no oral advice was provided that the accountant concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of disagreement or a reportable event.


                                    PART III


ITEM 9.           DIRECTORS AND OFFICERS OF THE REGISTRANT

                  DIRECTORS. The information on pages 2-3 of the 2001 Proxy Statement under the caption "Election of Directors" is incorporated by reference.

                  EXECUTIVE OFFICERS. The Company's executive officers who are not also directors are as follows:

                  SUSAN J. HAUKE, 35, has been the Company's controller and vice president-finance since 1997, and was elected secretary in 1999. Ms. Hauke also serves as vice president-finance, controller, and treasurer of the Bank. In addition, she is the vice president-finance, controller, secretary and treasurer of BMCC. Prior to joining BMCC in 1991, Ms. Hauke was a senior accountant at PriceWaterhouseCoopers, LLP.

                  GREG A. MIESKE, 41, was elected vice president-operations and compliance officer of the Company and the Bank in October 1999. He also serves as secretary of the Bank. Prior to joining the Company in December 1998, Mr. Mieske served as a financial examiner for the Department of Financial Institutions of the State of Wisconsin from 1987 until 1998.

                  KIM E. DEMARTINO, 41, was elected senior vice president of the Company and Bank in February 2001. She has served as a mortgage banking officer since joining the Company in 1997. From June 1997 to September 1997, Ms. DeMartino served as a mortgage banking officer of BMCC. Prior to joining BMCC, she served as a mortgage loan originator with M&I Bank from 1996 to 1997 and a mortgage loan originator with Old Kent Bank, Kalamazoo, Michigan from 1995 to 1996.

                  SCOTT J. RUSSELL, 41, has been a senior vice president of the Company since February 1998, and a senior vice president and lending officer of the Bank since 1997. In 1997, Mr. Russell was also appointed senior vice president of BMCC. From 1994 until 1997, Mr. Russell served as a vice president of BMCC. Prior to joining BMCC, he was a corporate banker with the Bank of Tokyo, Chicago, Illinois.

                  There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.

                  COMPLIANCE WITH SECTION 16(A). The information on pages 4-5 of the 2001 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

ITEM 10.          EXECUTIVE COMPENSATION

                  The information on page 4 of the 2001 Proxy Statement under the subcaption "Compensation of Directors" and the information on pages 5-6 of the 2001 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

                  The information on page 4 of the 2001 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.


ITEM 12.          CERTAIN RELATIONSHIPS AND TRANSACTIONS

                  The information on page 6-7 of the 2001 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.



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

                  (b)               REPORTS ON FORM 8-K

                                    There were no reports on Form 8-K filed
                                    during the fourth quarter of 2000.

                  (c)               EXHIBITS

                                    The exhibit index to this Form 10-KSB is incorporated by reference.

                                    The exhibits required to be filed with this Form 10-KSB are included with this Form 10-KSB and are located immediately following the Exhibit Index to this Form 10-KSB.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2001.


                             INVESTORSBANCORP, INC.

                             By:/s/   George R. Schonath
                                --------------------------------------------
                                George R. Schonath,
                                Chief Executive Officer


                             By:/s/   Susan J. Hauke
                                ------------------------------------
                                Susan J. Hauke, Vice President Finance
                                And Chief Accounting Officer


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on March 29, 2001.

                  Signature                                                     Title
                  ---------                                                     -----


         /s/   Terry L. Mather                                                  Director
         -----------------------------------------------------
         Terry L. Mather


         /s/   Jon McGlocklin                                                   Director
         Jon McGlocklin


         /s/   Donald L. Menefee                                                Director
         -----------------------------------------------------
         Donald L. Menefee


         /s/   George R. Schonath                                               Director
         -----------------------------------------------------
         George R. Schonath


         /s/   Donald E. Sydow                                                  Director
         -----------------------------------------------------
         Donald E. Sydow

                                INDEX TO EXHIBITS


EXHIBIT                                         INCORPORATED HEREIN                    FILED
NO.             DESCRIPTION OF EXHIBITS         BY REFERENCE TO                        HEREWITH
3.1             Restated Articles of            Exhibit 2(a) to the Form 10-SB
                Incorporation, as amended,      filed with the Commission
                of InvestorsBancorp, Inc.       on July 24, 1997
                                                (SEC File No. 000-29400)

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

10.3            Tax Allocation and              Exhibit 6(b) to the Form 10-SB
                Services Agreement              filed with the Commission
                                                on July 24, 1997
                                                (SEC File No. 000-29400)

10.4            Promissory Note dated           Exhibit 6(b) to the Form 10-QSB
                April 28, 2000 between          filed with the Commission
                InvestorsBancorp, Inc. and      on May 15, 2000
                Bando McGlocklin Capital        (SEC File No. 000-29400)
                Corporation

21.1            Subsidiaries of                                                        X
                InvestorsBancorp, Inc.

99.1            Proxy Statement                                                        X