Form 10QSB
period 2001-03-31
INVESTORSBANCORP INC
filed 2001-05-15
CIK 1039454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001
                                                              --------------
                                       or

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

As of May 14, 2001, the Issuer had 1,006,349 shares of $0.01 par value common stock issued and outstanding.

                             INVESTORSBANCORP, INC.

                                FORM 10-QSB INDEX


PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and
          December 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . .  3

          Consolidated Statements of Income -
          For the Three Months Ended March 31, 2001 and 2000 (Unaudited). .  4

          Consolidated Statements of Changes in Shareholders' Equity -
          For the Three Months Ended March 31, 2001 and 2000 (Unaudited). .  5

          Consolidated Statements of Cash Flows -
          For the Three Months Ended March 31, 2001 and 2000 (Unaudited). .  6

          Notes to the Consolidated Financial Statements (Unaudited) . . .   7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . . .  7

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . .   14

          Item 2. Changes in Securities . . . . . . . . . . . . . . . . .   14

          Item 3. Defaults Upon Senior Securities . . . . . . . . . . . .   14

          Item 4. Submission of Matters to a Vote of Security Holders . .   14

          Item 5  Other Information . . . . . . . . . . . . . . . . . . .   14

          Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . .  14

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                    MARCH 31,         DECEMBER 31,
                                                                      2001               2000
                                                                  ------------       ------------
ASSETS
Cash and due from banks                                           $  8,949,447      $   3,453,639
Federal funds sold                                                           -          1,250,000
Available for sale securities                                        6,801,384         14,391,194
Loans, less allowance for loan losses of $1,894,568 and
  $1,808,813 in 2001 and 2000, respectively                        119,141,631        118,778,727
Mortgage loans held for sale                                           650,000            100,000
Premises and equipment, net                                            187,288             87,539
Accrued interest receivable and other assets                         2,699,031          2,648,831
                                                                  ------------       ------------
    TOTAL ASSETS                                                  $138,428,781       $140,709,930
                                                                  ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Demand                                                          $  8,367,663       $  8,031,571
  Savings and NOW accounts                                          61,331,911         62,597,776
  Other Time                                                        56,523,648         58,173,494
                                                                  ------------       ------------
    TOTAL DEPOSITS                                                 126,223,222        128,802,841
Other borrowings                                                     2,500,000          2,500,000
Accrued interest payable and other liabilities                       1,529,437          1,440,904
                                                                  ------------       ------------
    TOTAL LIABILITIES                                              130,252,659        132,743,745
                                                                  ------------       ------------

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares
  authorized, -0- shares issued and outstanding                              -                  -
Common stock, $0.01 par value; 9,000,000 shares
  authorized, 1,050,000 shares issued                                   10,500             10,500
Surplus                                                              7,316,900          7,316,900
Retained earnings                                                    1,162,085            901,948
Treasury stock, 43,651 shares and 37,351 shares in
2001 and 2000, respectively, at cost                                  (313,363)          (263,163)
    TOTAL SHAREHOLDERS' EQUITY                                       8,176,122          7,966,185
                                                                  ------------       ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $138,428,781       $140,709,930
                                                                  ============       ============

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                   -------------------------------
                                                                      2001                 2000
                                                                   ----------           ----------
INTEREST INCOME:
  Interest and fees on loans                                       $2,636,817           $1,682,205
  Interest on investment securities                                   146,988               71,925
  Interest on federal funds sold                                       11,091               12,107
                                                                   ----------           ----------
    TOTAL INTEREST INCOME                                           2,794,896            1,766,237

INTEREST EXPENSE:
  Interest on deposits                                              1,821,108            1,030,167
  Interest on federal funds purchased                                  14,852                6,222
  Interest on other borrowings                                         67,808                    -
                                                                   ----------           ----------
    TOTAL INTEREST EXPENSE                                          1,903,768            1,036,389

  NET INTEREST INCOME BEFORE PROVISION FOR
    LOAN LOSSES                                                       891,128              729,848

  Provision for loan losses                                           307,472               40,155
                                                                   ----------           ----------
  NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES                                                       583,656              689,693
                                                                   ----------           ----------
NONINTEREST INCOME:
  Service fees                                                         27,764               12,564
  Management service fees                                             241,365              237,707
  Service release premiums                                            181,476               82,895
  Other income                                                         14,569               12,954
                                                                   ----------           ----------
    TOTAL NONINTEREST INCOME                                          465,174              346,120
                                                                   ----------           ----------
NONINTEREST EXPENSES:
  Salaries                                                            401,127              444,437
  Pension, profit sharing and other employee benefits                 117,434              138,102
  Occupancy                                                            28,749               26,925
  Furniture and equipment expenses                                     15,163               17,860
  Data processing services                                             30,981               27,150
  Other expenses                                                      117,815              101,937
                                                                   ----------           ----------
    TOTAL NONINTEREST EXPENSES                                        711,269              756,411
                                                                   ----------           ----------
INCOME BEFORE INCOME TAXES                                            337,561              279,402
Income tax expense                                                     77,424              103,539
                                                                   ----------           ----------
NET INCOME                                                         $  260,137           $  175,863
                                                                   ==========           ==========
PER SHARE AMOUNTS:
  BASIC EARNINGS PER SHARE                                         $     0.26           $     0.17
                                                                   ==========           ==========
  DILUTED EARNINGS PER SHARE                                       $     0.26           $     0.17
                                                                   ==========           ==========
  WEIGHTED AVERAGE SHARES OUTSTANDING                               1,006,748            1,050,000
                                                                   ==========           ==========

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                     RETAINED          TOTAL
                                       COMMON                        EARNINGS        TREASURY       SHAREHOLDERS'
                                       STOCK        SURPLUS         (DEFICIT)         STOCK            EQUITY


BALANCES, December 31, 1999            $10,500     $7,316,900      $  339,500       $       -       $7,666,900

Net income for
 first three months of 2000                  -              -         175,863               -          175,863
                                       -------     ----------      ----------       ---------       ----------
BALANCES, March 31, 2000               $10,500     $7,316,900      $  515,363       $       -       $7,842,763
                                       =======     ==========      ==========       =========       ==========

BALANCES, December 31, 2000            $10,500     $7,316,900      $  901,948       $(263,163)      $7,966,185

Net income for
 first three months of 2001                  -              -         260,137              -           260,137

Purchase of treasury stock                   -              -               -         (50,200)         (50,200)
                                       -------     ----------      ----------       ---------       ----------
BALANCES, March 31, 2001               $10,500     $7,316,900      $1,162,085       $(313,363)      $8,176,122
                                       =======     ==========      ==========       =========       ==========

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                              --------------------------------
                                                                                   2001                 2000
                                                                              -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                  $   260,137          $   175,863
  Adjustments to reconcile net income to net cash
    flows from operating activities
  Depreciation                                                                     10,505               10,383
  Provision for loan losses                                                       307,472               40,155
  Net change in
    Mortgage loans held for sale                                                 (550,000)            (192,500)
    Accrued interest receivable and other assets                                  (50,200)             (82,035)
    Accrued interest payable and other liabilities                                 88,533             (336,660)
                                                                              -----------          -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                           66,447             (384,794)
                                                                              -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in federal funds sold                                              1,250,000                    -
  Activity in available for sale securities
    Maturities, prepayments, sales and calls                                    7,589,810            2,525,000
    Purchases                                                                           -           (1,725,000)
  Net increase in loans                                                          (670,376)          (4,021,336)
  Additions to premises and equipment                                            (110,254)              (1,166)
                                                                              -----------          -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES                                        8,059,180           (3,222,502)
                                                                              -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) increase in deposits                                          (2,579,619)           2,464,405
  Net change in federal funds purchased                                                 -            1,525,000
  Purchase of treasury stock                                                      (50,200)                   -
                                                                              -----------          -----------
  NET CASH FLOWS FROM FINANCING ACTIVITIES                                     (2,629,819)           3,989,405
                                                                              -----------          -----------
 Net Change in Cash and Due From Banks                                          5,495,808              382,109
  Cash and Due From Banks, beginning of period                                  3,453,639            2,281,184
                                                                              -----------          -----------
CASH AND DUE FROM BANKS, END OF PERIOD                                        $ 8,949,447          $ 2,663,293
                                                                              ===========          ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid for interest                                                      $ 1,665,226          $   917,335
  Cash paid for income taxes                                                  $   126,113          $   499,982

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

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


NOTE 2.   ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of March 31, 2001 and December 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000 have been made. Such adjustments consisted only of normal recurring items. Operating results for the period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2000 Annual Report on Form 10-KSB. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Principles of Consolidation - The consolidated financial statements as of and for the period presented include the accounts of the Company and the Bank, its wholly owned subsidiary. The accounts of the Bank also include the accounts of its wholly owned subsidiary, Investors Business Credit, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides additional analysis of the financial statements and should be read in conjunction with that information. The discussion focuses on significant factors that affected the Company's earnings for the periods ended March 31, 2001 and 2000. During those periods, the Bank was the only subsidiary of the Company and its operations contributed substantially all of the revenue and expense. Included in the operations of the Bank are the activities of its wholly-owned subsidiary, Investors Business Credit, Inc., for the period ending March 31, 2001.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

During the quarter ended March 31, 2001, the Company reported net income of $260,000, or $0.26 per share, as compared to net income of $176,000, or $0.17 per share for the quarter ended March 31, 2000. This enhanced profitability was primarily attributable to a 61% increase in average earning assets.

Net Interest Income

Net interest income is the difference between interest income, including fees on loans, and interest expense, and is the largest contributing factor to net income for the Company. Total net interest income increased 22% to $891,000 for the quarter ended March 31, 2001 from $730,000 for the quarter ended March 31, 2000. Significantly higher loan volumes resulted in a 53% increase in interest and fee income on loans which totaled $2.6 million for the three months ended March 31, 2001 compared to $1.7 million for the three months ended March 31, 2000. The majority of interest income on loans was derived from the commercial and commercial real estate loan portfolios which comprised 79% of total loans at March 31, 2001. Interest earned on investment securities and federal funds sold totaling $147,000 and $11,000, respectively, were the other components of interest income. While the direction of future interest rates, competition, and other factors may have a significant impact, management anticipates interest income will continue to increase proportionately with the growth of the loan portfolio.

Interest expense increased 90% to $1.9 million for the quarter ended March 31, 2001 from $1.0 million for the quarter ended March 31, 2000. Interest expense consisted predominantly of interest paid on money market accounts totaling $865,000 and certificates of deposit totaling $970,000 for the quarter ended March 31, 2001. Interest expense will continue to rise as management expects that money market and time deposit instruments will be the primary funding source utilized by the Company to fund additional growth. During the first quarter of 2001 the prime rate of interest dropped 150 basis points and in April, 2001 the prime rate dropped another 50 basis points. Therefore, as time deposits mature and if interest rates continue to decline, the increase in interest expense will be offset by the lower rates.

The Company's interest rate spread was 2.06% for first quarter 2001 compared to 2.60% for first quarter 2000. The yield on average earning assets was 5 basis points lower while the average rate paid on interest bearing liabilities increased 49 basis points. This disparity was due to an increase in the yield on time deposits and an increase in subordinated debt. As time deposits mature they are reset at the current rate which may be lower than their stated rate. In April of 2000 the Company entered into a $2.5 million subordinated debt agreement. Interest expense on this debt was $0.07 million in the first quarter of 2001 compared to none in the first quarter of 2000.

Provision for Loan Losses

The allowance for loan losses increased 4% to $1.9 million as of March 31, 2001 from $1.8 million as of December 31, 2000. The allowance for loan losses is established through a provision for loan losses charged to expense. A loan loss provision of $307,000 was expensed in the quarter ended March 31, 2001 as compared to $40,000 during the three months ended March 31, 2000. The allowance for loan losses was approximately 1.5% of total loans compared to 1% for first quarter of 2000, net of residential mortgage loans held for sale on the secondary market. The Bank has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. The allowance does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The majority of risk in the loan portfolio lies in commercial loans which include commercial real estate loans. Accordingly, the Bank allocated $1.9 million (or 99% of the total loan loss reserve) to these loans, which comprise about 79% of the loan portfolio. The Bank also allocated $12,000 (or approximately 1% of the total loan loss reserve) to residential mortgages, which comprise about 20% of the loan portfolio. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans totaled $1.92 million at March 31, 2001 and $284,000 as of December 31, 2000. The increase in impaired loans was caused by three additional borrowers that were past due. These loan balances are mainly secured with real estate. For first quarter 2001, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms was $50,762, none of which was recognized. The amount of interest income on nonaccruing loans that was collected and included in net income for first quarter 2001 was $7,994.

During the quarter ended March 31, 2001, a loan charge-off of $222,000 was applied against the reserve. There were no loan charge-offs or recoveries during 2000. While a comprehensive analysis of the allowance for loan losses is somewhat problematic due to the Company's relatively short history, management believes that the allowance was at an adequate level at March 31, 2001 based on the composition of the portfolio as well as regulatory guidelines. However, there can be no assurance that the allowance will be adequate to cover all losses.


Non-Interest Income and Expenses

Non-interest income for the quarter ended March 31, 2001 totaled $465,000 as compared to $346,000 for the quarter ended March 31, 2000, a 34% increase. Management service fees were the largest component of non-interest income totaling $241,000 for the quarter ended March 31, 2001 compared to $238,000 for the quarter ended March 31, 2000. The Company charges The Middleton Doll Company, an affiliate of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. Service release fees which are received from the sale of residential mortgages originated for the secondary market totaled $181,000 for the quarter ended March 31, 2001 compared to $83,000 for the quarter ended March 31, 2000. Due to the decrease in long-term interest rates, there were more individuals refinancing their current mortgages during the first quarter of 2001 as compared to the first quarter of 2000. Service charges related to deposit accounts and other income totaled $43,000 compared to $25,000 for the same periods. The increase was due to an increase in service fees and credit card income.

Non-interest expense decreased 6% to $711,000 for the three months ended March 31, 2001 as compared to $756,000 for the three months ended March 31, 2000. The decrease was due to salary and employee benefit expense decreasing $64,000 due to personnel changes. Salaries and employee benefits totaled $519,000 and $583,000 for the three months ended March 31, 2001 and 2000, respectively. These amounts included salaries that were reimbursed through the management service fee noted above. Other operating expenses, which include occupancy and fixed asset expense, data processing fees, advertising, investor communications, and professional fees were $193,000 compared to $174,000, an 11% increase.

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

For the quarter ended March 31, 2001, the Company recorded federal and state income tax expense of $77,000. The Company also has a deferred tax asset of $702,000. For the quarter ended March 31, 2000, the Company recorded a federal and state income tax expense of $104,000 and had a deferred tax asset of $294,000. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for the expense for income taxes for the quarter ended March 31, 2001 was 23%, as compared to 37% for the first quarter of 2000. The decrease in the effective rate was the result of the Bank establishing an investment subsidiary in September, 2000.

FINANCIAL CONDITION

Assets

The Company reported total assets of $138.43 million as of March 31, 2001 versus $140.71 million as of December 31, 2000, a 2% decrease. Cash and due from banks increased to $8.95 million as of March 31, 2001 from $3.45 million at December 31, 2000. Federal funds sold decreased $1.25 million from December 31, 2000.

The Company's investment securities portfolio decreased to $6.80 million as of March 31, 2001 from $14.39 million at year end. Investment securities consist of taxable variable rate demand notes secured by irrevocable letters of credit issued by federally insured, domestic financial institutions. Although the notes have a long term maturity structure, the interest rate is adjustable weekly and the holder has the option to liquidate the security at 100% of par value within seven days upon proper notice. These instruments provide the Company with ready liquidity to provide for loan funding requirements. Management believes that the investment portfolio is adequately diversified.

As of March 31, 2001, loans were $121.04 million compared to $120.59 million as of December 31, 2000. Residential mortgage loans originated for sale on the secondary market totaled $650,000 as of March 31, 2001 compared to $100,000 as of December 31, 2000. Excluding the mortgage loans originated for sale, the allowance for loan losses remained at approximately 1.5% of gross loans, totaling $1.89 million at March 31, 2001 and $1.81 million at year end 2000. In addition to loans outstanding, the Company had gross unfunded loan commitments outstanding totaling $27.62 million as of March 31, 2001, of which $5.07 million will be participated to The Middleton Doll Company and other third party lenders. Loan growth during the year will be limited based upon the Company's regulatory capital requirements and the projected economic slowdown. The Company intends to remain well-capitalized based upon its regulatory capital requirements.

Other assets at March 31, 2001 totaled $2.89 million compared to $2.74 million at December 31, 2000. Other assets at March 31, 2001 included net furniture and equipment of $187,000, accrued interest receivable on loans and investments of $995,000, excess servicing assets of $113,000 relating to loans sold to a third party, deferred tax assets of $702,000, cash surrender value on a life insurance policy of $625,000, a receivable relating to another life insurance policy of $174,000 and other miscellaneous assets of $90,000.

Liabilities

Total deposits decreased 2% to $126.22 million at March 31, 2001 from $128.80 million as of year end 2000. Indexed money market accounts comprised 47% of the deposit base totaling $59.30 million as of March 31, 2001 compared to $60.41 million as of December 31, 2000. Time certificates of deposit comprised 45% of the deposit base totaling $56.52 million as of March 31, 2001 compared to $58.17 million as of year end. Time deposits include brokered CDs with terms ranging from three months to three years and totaled $10.57 million and $12.50 million as of March 31, 2001 and December 31, 2000, respectively. In order for the Company to facilitate loan growth, management expects to continue to aggressively market and competitively price its money market and certificate of deposit products. Other deposits as of March 31, 2001 included non-interest bearing accounts totaling $8.37 million and interest bearing checking accounts (NOW accounts) of $2.03 million.

In addition to deposits, the Bank periodically borrows funds via its correspondent banking relationships. As of March 31, 2001 and December 31, 2000, there were not any federal funds purchased.

Other liabilities increased to $4.03 million as of March 31, 2001 from $3.94 million at December 31, 2000. Subordinated debt owed to The Middleton Doll Company totaled $2.5 million at March 31, 2001 and December 31, 2000. Other liabilities as of March 31, 2001 consisted primarily of accrued interest payable totaling $1.27 million as well as accrued expenses payable of $160,000 and retained loan discount relating to loans sold to a third party totaling $100,000.


CAPITAL RESOURCES

Capital ratios applicable to the Bank and the Company at March 31, 2001 and December 31, 2000 were as follows:


                                        Total          Tier I
                                   Risk-based      Risk-based      Leverage
                                      Capital         Capital        Ratio

Regulatory Capital Requirements:
 Minimum                                 8.0%            4.0%        4.0%
 Well-capitalized                       10.0%            6.0%        5.0%

At March 31, 2001
 Bank                                   10.1%            8.8%        7.6%
 Company                                10.1%            6.8%        5.9%

At December 31, 2000
 Bank                                   10.0%            8.8%        7.8%
 Company                                10.0%            6.7%        6.0%

Management intends to maintain capital levels in excess of minimums established by the regulatory authorities. The Company exceeds all regulatory requirements regarding the maintenance of capital and was categorized as "well capitalized" under the regulatory framework for capital adequacy as of March 31, 2001 and December 31, 2000.

The application for a bank charter and for federal deposit insurance stated that the Bank would retain its earnings during the first three years of operation. As such, no cash dividends were paid by the Company to the shareholders during that period which ended in September, 2000. The Company expects that future earnings will also be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid in the near future.

Liquidity

The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, accommodate possible deposit withdrawals, and take advantage of interest rate market opportunities in a cost effective manner. Although primary sources of funds are deposits and repayments of loan principal, the Company also maintains a significant level of liquid assets to provide for potential funding needs. In addition to cash balances as of March 31, 2001, the Company held $6.80 million of marketable securities and $650,000 of residential mortgage loans originated and intended for sale in the secondary market. Should an immediate need for funds arise, these assets may be readily liquidated with nominal risk of principal loss.

Additionally, the Company has access to various off-balance sheet sources of funds including the purchase of federal funds from correspondent banks, the sale of commercial loans, and the acquisition of brokered deposits. Currently, the Company has correspondent banking relationships with four institutions which collectively have approved federal funds lines for the Bank totaling $7.5 million. The Company also has the ability to sell loan participations to correspondents and affiliates. Further, the Company has the ability to acquire funds via the brokered certificate of deposit market. Management has periodically purchased certificates of deposit through approved brokers, as market conditions dictate, to fill funding gaps. The Bank has been approved by the Federal Reserve Bank of Chicago to borrow funds from the Discount Window on a secured basis. This will allow the Bank to borrow up to $10 million on a short-term basis in the event of an unexpected liquidity shortfall. The actual amount the Bank will be able to borrow will depend on total capital and on the amount of assets the Bank will pledge. Currently, the Bank has pledged enough assets to borrow up to $10 million. Management believes that current liquidity levels are sufficient to meet anticipated loan demand as well as to absorb potential deposit withdrawals.

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

In the normal course of business, the Bank engages in off-balance sheet activity to hedge interest rate risk. As of March 31, 2001, the Bank had three interest rate swap agreements outstanding with a notional value totaling $11.9 million structured as a hedge of specific fixed-rate deposits whose terms coincide with the terms of the swap agreement. The swap agreements are structured so that the Bank receives a fixed interest rate and pays a variable rate. The variable rate on one swap agreement is based on the federal funds rate and the other two agreements are based upon LIBOR. These instruments allow management to more closely balance the repricing opportunities of the Bank's assets and liabilities and thereby, reduce potential interest rate risk exposure. Although swaps reduce interest rate risk, the potential for profit or loss on interest rate swaps still exists depending upon fluctuations in interest rates.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "may", "will", "could", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, including the condition of the local real estate market, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, demand for the Company's consumer products, its implementation of new technologies, its ability to develop and maintain secure and reliable electronic systems, and accounting principles and policies. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                             AVERAGE BALANCE SHEETS

                                        FOR THREE MONTHS ENDED         FOR YEAR ENDED
                                            MARCH 31, 2001            DECEMBER 31, 2000


Cash and Due From Banks                     $  2,715,869                $  2,470,855
Federal Funds Sold                               877,000                   1,663,732
Investment Securities (Taxable)                9,996,040                   8,208,254
Loans:
  Commercial                                  34,081,501                  26,630,429
  Commercial Real Estate                      58,982,964                  44,618,345
  Residential Real Estate                     27,684,014                  21,759,343
  Industrial Revenue Bonds                     2,667,178                   2,655,569
  Leases                                       1,211,794                     141,836
  Installment and Consumer                       446,289                     221,432
                                            ------------                ------------
    Total Loans                              125,073,740                  96,026,954
  Less: Allowance for Loan Losses             (1,831,651)                   (940,425)
                                            ------------                ------------
    Net Loans                                123,242,089                  95,086,529
Fixed Assets                                      97,358                      79,491
Other Assets                                   2,497,634                   1,183,610
                                            ------------                ------------
    Total Assets                            $139,425,990                $108,692,471
                                            ============                ============
Demand Deposits                             $  6,901,017                $  6,670,805
Interest Bearing Deposits
  NOW                                          2,001,659                   1,573,632
  Money Market                                60,312,107                  45,961,910
  Time Deposits                               57,141,088                  42,967,959
                                            ------------                ------------
    Total Deposits                           126,355,871                  97,174,306
Federal Funds Purchased                        1,008,333                     684,044
Subordinated Note                              2,500,000                   1,693,989
Other Liabilities                              1,511,519                   1,084,293
                                            ------------                ------------
    Total Liabilities                        131,375,723                 100,636,632
Equity Capital                                 8,050,267                   8,000,481
                                            ------------                ------------
    Total Liabilities and Capital           $139,425,990                $108,637,113
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

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)       List of Exhibits

                    11  Statement Regarding Computation of Per Share Earnings

          (b)       Reports on Form 8-K

                    No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                     INVESTORSBANCORP, INC.
                                     (Registrant)


Date:    May 14, 2001                /s/ George R. Schonath
                                     ----------------------
                                     George R. Schonath
                                     Chief Executive Officer



Date:    May 14, 2001                /s/ Susan J. Hauke
                                     ------------------
                                     Susan J. Hauke
                                     Vice President Finance and
                                     Chief Accounting Officer