Form 10QSB
period 2001-06-30
INVESTORSBANCORP INC
filed 2001-08-07
CIK 1039454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

                                       or

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

As of August 7, 2001, the Issuer had 940,000 shares of $0.01 par value common stock issued and outstanding.

                             INVESTORSBANCORP, INC.

                                FORM 10-QSB INDEX


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and
                  December 31, 2000 ......................................................................................3

                  Consolidated Statements of Income - For the Three and Six Months
                  Ended June 30, 2001 and 2000 (Unaudited) ...............................................................4

                  Consolidated Statements of Changes in Shareholders' Equity - For the
                  Three and Six Months Ended June 30, 2001 and 2000 (Unaudited) ..........................................5

                  Consolidated Statements of Cash Flows - For the Six Months Ended
                  June 30, 2001 and 2000  (Unaudited) ....................................................................6

                  Notes to the Consolidated  Financial Statements (Unaudited) ............................................7

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ..................................................................................7

PART II.          OTHER INFORMATION

                  Item 1. Legal  Proceedings ............................................................................17

                  Item 2. Changes in Securities .........................................................................17

                  Item 3. Defaults Upon Senior Securities ...............................................................17

                  Item 4. Submission of Matters to a Vote of Security Holders ...........................................17

                  Item 5 Other Information ..............................................................................17

                  Item 6. Exhibits and Reports on Form 8-K ..............................................................17

                  Signatures ............................................................................................18

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                              JUNE 30,                DECEMBER 31,
                                                                                              --------                ------------
                                                                                                2001                      2000
                                                                                                ----                      ----
ASSETS

Cash and due from banks                                                                     $   3,049,967             $   3,453,639
Federal funds sold                                                                                200,000                 1,250,000
Available for sale securities                                                                   6,811,213                14,391,194
Loans, less allowance for loan losses of $1,980,322 and
  $1,808,813 in 2001 and 2000, respectively                                                   120,807,811               118,778,727
Mortgage loans held for sale                                                                      716,500                   100,000
Premises and equipment, net                                                                       183,801                    87,539
Accrued interest receivable and other assets                                                    2,375,864                 2,648,831
                                                                                            -------------             -------------
    TOTAL ASSETS                                                                            $ 134,145,156             $ 140,709,930
                                                                                            =============             =============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Demand                                                                                    $   8,370,582             $   8,031,571
  Savings and NOW accounts                                                                     56,977,471                62,597,776
  Other Time                                                                                   56,730,594                58,173,494
                                                                                            -------------             -------------
    TOTAL DEPOSITS                                                                            122,078,647               128,802,841
Other borrowings                                                                                3,000,000                 2,500,000
Accrued interest payable and other liabilities                                                    917,077                 1,440,904
                                                                                            -------------             -------------
    TOTAL LIABILITIES                                                                         125,995,724               132,743,745
                                                                                            -------------             -------------

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares
  authorized, -0- shares issued and outstanding                                                        --                        --
Common stock, $0.01 par value; 9,000,000 shares
  authorized, 1,050,000 shares issued                                                              10,500                    10,500
Surplus                                                                                         7,316,900                 7,316,900
Retained earnings                                                                               1,633,013                   901,948
Treasury stock, 110,000 shares and 37,351 shares in
  2001 and 2000, respectively, at cost                                                           (810,981)                 (263,163)
                                                                                            -------------             -------------
    TOTAL SHAREHOLDERS' EQUITY                                                                  8,149,432                 7,966,185
                                                                                            -------------             -------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $ 134,145,156             $ 140,709,930
                                                                                            =============             =============

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                                JUNE 30,                          JUNE 30,
                                                                                --------                          --------
                                                                          2001             2000             2001             2000
                                                                          ----             ----             ----             ----
INTEREST INCOME:
  Interest and fees on loans                                           $2,551,621       $1,982,588       $5,188,438       $3,664,793
  Interest on investment securities                                       119,733           61,952          266,721          133,877
  Interest on federal funds sold                                           13,920           16,872           25,011           28,979
                                                                       ----------       ----------       ----------       ----------
    TOTAL INTEREST INCOME                                               2,685,274        2,061,412        5,480,170        3,827,649

INTEREST EXPENSE:
  Interest on deposits                                                  1,508,476        1,174,605        3,329,584        2,204,772
  Interest on federal funds purchased                                       9,081           36,327           23,933           42,549
  Interest on other borrowings                                             68,000           48,218          135,808           48,218
                                                                       ----------       ----------       ----------       ----------
    TOTAL INTEREST EXPENSE                                              1,585,557        1,259,150        3,489,325        2,295,539

  NET INTEREST INCOME BEFORE PROVISION FOR
    LOAN LOSSES                                                         1,099,717          802,262        1,990,845        1,532,110

Provision for loan losses                                                  85,754          155,947          393,226          196,102
                                                                       ----------       ----------       ----------       ----------
  NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES                                                         1,013,963          646,315        1,597,619        1,336,008
                                                                       ----------       ----------       ----------       ----------

NONINTEREST INCOME:
  Service fees                                                             22,012           17,383           49,776           29,947
  Management service fees                                                 257,711          253,491          499,076          491,198
  Service release premiums                                                139,382          126,934          320,858          209,829
  Other income                                                             14,209           13,050           28,778           26,004
                                                                       ----------       ----------       ----------       ----------
    TOTAL NONINTEREST INCOME                                              433,314          410,858          898,488          756,978
                                                                       ----------       ----------       ----------       ----------

NONINTEREST EXPENSES:
  Salaries                                                                410,250          451,690          811,377          896,127
  Pension, profit sharing and other employee benefits                     126,406          138,052          243,840          276,154
  Occupancy                                                                28,717           27,052           57,466           53,977
  Furniture and equipment expenses                                         15,323           16,787           30,486           34,647
  Data processing services                                                 44,288           27,119           75,269           54,269
  Other expenses                                                          128,743          114,678          246,558          216,615
                                                                       ----------       ----------       ----------       ----------
    TOTAL NONINTEREST EXPENSES                                            753,727          775,378        1,464,996        1,531,789
                                                                       ----------       ----------       ----------       ----------

INCOME BEFORE INCOME TAXES                                                693,550          281,795        1,031,111          561,197
Income tax expense                                                        222,622          103,838          300,046          207,377
                                                                       ----------       ----------       ----------       ----------

NET INCOME                                                             $  470,928       $  177,957       $  731,065       $  353,820
                                                                       ==========       ==========       ==========       ==========

PER SHARE AMOUNTS:
  BASIC EARNINGS PER SHARE                                             $     0.48       $     0.17       $     0.74       $     0.34
                                                                       ==========       ==========       ==========       ==========
  DILUTED EARNINGS PER SHARE                                           $     0.48       $     0.17       $     0.74       $     0.34
                                                                       ==========       ==========       ==========       ==========
  WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                           972,696        1,050,000          989,672        1,050,000
                                                                       ==========       ==========       ==========       ==========

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                                           TOTAL
                                                   COMMON                            RETAINED          TREASURY        SHAREHOLDERS'
                                                    STOCK           SURPLUS          EARNINGS           STOCK              EQUITY
                                                    -----           -------          --------           -----              ------
BALANCES, December 31, 1999                        $10,500        $7,316,900        $  339,500        $      --         $ 7,666,900

Net income for
  first six months of 2000                              --                --           353,820               --             353,820
                                                   -------        ----------        ----------        ---------         -----------

BALANCES, June 30, 2000                            $10,500        $7,316,900        $  693,320        $      --         $ 8,020,720
                                                   =======        ==========        ==========        =========         ===========

BALANCES, December 31, 2000                        $10,500        $7,316,900        $  901,948        $(263,163)        $ 7,966,185

Net income for
  first six months of 2001                              --                --           731,065               --             731,065

Purchase of treasury stock                              --                --                --         (547,818)           (547,818)
                                                   -------        ----------        ----------        ---------         -----------

BALANCES, June 30, 2001                            $10,500        $7,316,900        $1,633,013        $(810,981)        $ 8,149,432
                                                   =======        ==========        ==========        =========         ===========

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                       SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                                           --------
                                                                                                2001                       2000
                                                                                                ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                $    731,065               $    353,820
  Adjustments to reconcile net income to net cash
    flows from operating activities
  Depreciation                                                                                    26,597                     20,906
  Provision for loan losses                                                                      393,226                    196,102
  Net change in
    Mortgage loans held for sale                                                                (616,500)                  (334,400)
    Accrued interest receivable and other assets                                                 272,967                   (109,236)
    Accrued interest payable and other liabilities                                              (523,827)                  (231,400)
                                                                                            ------------               ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                                         283,528                   (104,208)
                                                                                            ------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in federal funds sold                                                             1,050,000                 (7,705,000)
  Activity in available for sale securities
    Maturities, prepayments, sales and calls                                                  13,514,981                  7,985,000
    Purchases                                                                                 (5,935,000)                (7,770,000)
  Net increase in loans                                                                       (2,422,310)               (19,610,209)
  Additions to premises and equipment                                                           (122,859)                    (1,267)
                                                                                            ------------               ------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                                                       6,084,812                (27,101,476)
                                                                                            ------------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) increase in deposits                                                         (6,724,194)                26,490,145
  Proceeds from subordinated debt                                                                500,000                  2,500,000
  Purchase of treasury stock                                                                    (547,818)                        --
                                                                                            ------------               ------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                                      (6,772,012)                28,990,145
                                                                                            ------------               ------------

Net Change in Cash and Due From Banks                                                           (403,672)                 1,784,461
Cash and Due From Banks, beginning of period                                                   3,453,639                  2,281,184
                                                                                            ------------               ------------
CASH AND DUE FROM BANKS, END OF PERIOD                                                      $  3,049,967               $  4,065,645
                                                                                            ============               ============
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid for interest                                                                    $  3,673,138               $  2,069,878
  Cash paid for income taxes                                                                $    429,000               $    627,781

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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


NOTE 2.  ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of June 30, 2001 and December 31, 2000 and the results of operations for the six months and three months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000 have been made. Such adjustments consisted only of normal recurring items. Operating results for the periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2000 Annual Report on Form 10-KSB. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides additional analysis of the financial statements and should be read in conjunction with that information. The discussion focuses on significant factors that affected the Company's earnings for the periods ended June 30, 2001 and 2000. During those periods, the Bank was the only subsidiary of the Company and its operations contributed substantially all of the revenue and expense. Included in the operations of the Bank are the activities of its wholly-owned subsidiary, Investors Business Credit, Inc., for the periods ending June 30, 2001.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

During the quarter ended June 30, 2001, the Company reported net income of $471,000, or $0.48 per share, as compared to net income of $178,000, or $0.17 per share for the quarter ended June 30, 2000. This enhanced profitability was attributable to a 41% increase in average earning assets and a recovery of $46,000 of interest on a non-accrual loan that was earned but not included in interest income in prior quarters.

Net Interest Income

Net interest income is the difference between interest income, including fees on loans, and interest expense, and is the largest contributing factor to net income for the Company. Total net interest income increased 37% to $1.1 million for the quarter ended June 30, 2001 from $802,000 for the quarter ended June 30, 2000. Higher loan volumes and the recovery of $46,000 of interest that would have been reported in prior quarters resulted in a 30% increase in interest and fee income on loans which totaled $2.6 million for the three months ended June 30, 2001 compared to $2.0 million for the three months ended June 30, 2000. The majority of interest income on loans was derived from the commercial and commercial real estate loan portfolios which comprised 76% of total loans at June 30, 2001. Interest earned on investment securities and federal funds sold totaling $134,000 and $79,000, respectively, were the other components of interest income. During the second half of 2001, interest income will be largely impacted by the direction of interest rates as 60% of the earning assets will reprice as interest rates change.

Interest expense increased 23% to $1.6 million for the quarter ended June 30, 2001 from $1.3 million for the quarter ended June 30, 2000 due to the increase in money market deposits and certificates of deposit. Interest expense consisted predominantly of interest paid on money market accounts totaling $655,000 and certificates of deposit totaling $912,000 for the quarter ended June 30, 2001. Recent deposit growth has been flat and the trend continues to be flat. Time deposits are maturing and are being renewed at lower interest rates. As a result of the prevailing decrease of interest rates during the first half of 2001, interest expense is declining.

The Company's interest rate spread was 2.67% for the second quarter of 2001 compared to 2.30% for the second quarter of 2000, a 37 basis point increase. The yield on average earning assets decreased 70 basis points due to an decrease in interest rates. As of June 30, 2001, 60% of the earning assets had variable interest rates. The yield would have been 14 basis points lower without the recovery of the $46,000 of non-accrual interest. The average rate paid on interest bearing liabilities decreased 107 basis points due to short-term and long-term interest rates being lower. As time deposits mature they are reset at the current rate which currently is lower than their stated rate.

Provision for Loan Losses

The allowance for loan losses increased 11% to $2.0 million as of June 30, 2001 from $1.8 million as of December 31, 2000. The allowance for loan losses is established through a provision for loan losses charged to expense. A loan loss provision of $86,000 was expensed in the quarter ended June 30, 2001 as compared to $156,000 during the quarter ended June 30, 2000. The allowance for loan losses at June 30, 2001 was approximately 1.6% of total loans compared to 1% of total loans at June 30, 2000, net of residential mortgage loans held for sale on the secondary market. The Bank has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on management's evaluation of the loans and on prior loan loss experience. Loan evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. The allowance does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The majority of risk in the loan portfolio lies in commercial loans which include commercial real estate loans. Accordingly, the Company allocated $1.7 million (or 88% of the total loan loss reserve) to these loans, which comprise about 76% of the loan portfolio. The Company also allocated $95,000 (or approximately 5% of the total loan loss reserve) to residential mortgages, which comprise about 21% of the loan portfolio. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Four impaired loans, which are mainly secured by real estate, totaled $1.9 million at June 30, 2001. During the second quarter of 2001, $5,000 of gross interest income was not recognized which would have been recorded had the non-accruing loans been current in accordance with their original terms. The amount of interest income on non-accruing loans that was collected and included in net income for the second quarter of 2001 was $111,000. This amount includes the recovery of $46,000 of interest on a loan that was earned but not reported in prior quarters.

There were no loan charge-offs or recoveries during the three months ended June 30, 2001 and 2000. While a comprehensive analysis of the allowance for loan losses is somewhat problematic due to the Company's relatively short history, management believes that the allowance was at an adequate level at June 30, 2001 based on the composition of the portfolio as well as regulatory guidelines. However, there can be no assurance that the allowance will be adequate to cover all losses.


Non-Interest Income and Expenses

Non-interest income for the quarter ended June 30, 2001 totaled $433,000 as compared to $411,000 for the quarter ended June 30, 2000, a 5% increase. Management service fees were the largest component of non-interest income totaling $258,000 for the quarter ended June 30, 2001 compared to $253,000 for the quarter ended June 30, 2000. The Company charges The Middleton Doll Company, an affiliate of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. Service release fees which are received from the sale of residential mortgages originated for the secondary market totaled $139,000 for the quarter ended June 30, 2001 compared to $127,000 for the quarter ended June 30, 2000. Service charges related to deposit accounts and other income totaled $36,000 compared to $31,000 for the same period. The increase was due to an increase in service fees.

Non-interest expense decreased 3% to $754,000 for the three months ended June 30, 2001 as compared to $775,000 for the three months ended June 30, 2000. The decrease was due to salary and employee benefit expense decreasing $53,000 due to personnel changes. Salaries and employee benefits totaled $537,000 and $590,000 for the three months ended June 30, 2001 and 2000, respectively. These amounts included salaries that were reimbursed through the management service fee noted above. Other operating expenses, which include occupancy and fixed asset expense, data processing fees, advertising, investor communications, and professional fees were $217,000 compared to $185,000, a 17% increase. Data processing services increased $17,000 over the same period last year due to the implementation of a new enhanced software system. Regulatory agency fees increased $12,000 over the same period last year due to an assessment increase.

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

For the quarter ended June 30, 2001, the Company recorded federal and state income tax expense of $223,000. The Company also has a deferred tax asset of $702,000. For the quarter ended June 30, 2000, the Company recorded a federal and state income tax expense of $104,000 and had a deferred tax asset of $294,000. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for the expense for income taxes for the quarter ended June 30, 2001 was 32%, as compared to 37% for the second quarter of 2000. The decrease in the effective rate was the result of the Bank establishing an investment subsidiary in September, 2000.


FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

During the six months ended June 30, 2001, the Company reported net income of $731,000, or $0.74 per share, as compared to net income of $354,000, or $0.34 per share for the six months ended June 30, 2000. This enhanced profitability was primarily attributable to a 51% increase in average earning assets.

Net Interest Income

Net interest income is the difference between interest income, including fees on loans, and interest expense, and is the largest contributing factor to net income for the Company. Total net interest income increased 33% to $2.0 million for the six months ended June 30, 2001 from $1.5 million for the six months ended June 30, 2000. Significantly higher loan volumes resulted in a 41% increase in interest and fee income on loans which totaled $5.2 million for the six months ended June 30, 2001 compared to $3.7 million for the six months ended June 30, 2000. The majority of interest income on loans was derived from the commercial and commercial real estate loan portfolios which comprised 76% of total loans at June 30, 2001. Interest earned on investment securities and federal funds sold totaling $292,000 and $163,000, respectively, were the other components of interest income. During the second half of 2001, interest income will be largely impacted by the direction of interest rates as 60% of the earning assets will reprice as interest rates change.

Interest expense increased 52% to $3.5 million for the six months ended June 30, 2001 from $2.3 million for the six months ended June 30, 2000 due to the increase in money market deposits and certificates of deposit. Interest expense consisted predominantly of interest paid on money market accounts totaling $1.5 million and certificates of deposit totaling $1.9 million for the six months ended June 30, 2001. Recent deposit growth has been flat and the trend continues to be flat. Time deposits are maturing and are being renewed at lower interest rates. As a result of the prevailing decrease of interest rates during the first half of 2001, interest expense is declining.

The Company's interest rate spread was 2.28% for the first six months of 2001 compared to 2.46% for the first six months of 2000, an 18 basis point decrease. The yield on average earning assets decreased 43 basis points due to an decrease in interest rates. As of June 30, 2001, 60% of the earning assets had variable interest rates. The average rate paid on interest bearing liabilities decreased 25 basis points due to short-term and long-term interest rates being lower. The 25 basis point decrease in interest bearing liabilities was partly offset by an increase in subordinated debt. At June 30, 2001, the Company had $3.0 million of subordinated debt. Interest expense on this debt was $136,000 in the first six months of 2001 compared to $48,000 in the first six months of 2000.

Provision for Loan Losses

The allowance for loan losses increased 11% to $2.0 million as of June 30, 2001 from $1.8 million as of December 31, 2000. The allowance for loan losses is established through a provision for loan losses charged to expense. A loan loss provision of $393,000 was expensed in the six months ended June 30, 2001 as compared to $196,000 during the six months ended June 30, 2000. The allowance for loan losses was approximately 1.6% of total loans at June 30, 2001 compared to 1% at June 30, 2000, net of residential mortgage loans held for sale on the secondary market. The Bank has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on management's evaluation of the loans and on prior loan loss experience. Loan evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. The allowance does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The majority of risk in the loan portfolio lies in commercial loans which include commercial real estate loans. Accordingly, the Company allocated $1.7 million (or 88% of the total loan loss reserve) to these loans, which comprise about 76% of the loan portfolio. The Company also allocated $95,000 (or approximately 5% of the total loan loss reserve) to residential mortgages, which comprise about 21% of the loan portfolio. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Four impaired loans, which are mainly secured by real estate, totaled $1.9 million at June 30, 2001. During the first six months of 2001, $5,000 of gross interest income was not recognized which would have been recorded had the non-accruing loans been current in accordance with their original terms. The amount of interest income on non-accruing loans that was collected and included in net income for the first six months of 2001 was $119,000.

During the six months ended June 30, 2001, a loan charge-off of $222,000 was applied against the reserve. There were no loan recoveries during 2000. While a comprehensive analysis of the allowance for loan losses is somewhat problematic due to the Company's relatively short history, management believes that the allowance was at an adequate level at June 30, 2001 based on the composition of the portfolio as well as regulatory guidelines. However, there can be no assurance that the allowance will be adequate to cover all losses.


Non-Interest Income and Expenses

Non-interest income for the six months ended June 30, 2001 totaled $898,000 as compared to $757,000 for the six months ended June 30, 2000, a 19% increase. Management service fees were the largest component of non-interest income totaling $499,000 for the six months ended June 30, 2001 compared to $491,000 for the six months ended June 30, 2000. The Company charges The Middleton Doll Company, an affiliate of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. Service release fees which are received from the sale of residential mortgages originated for the secondary market totaled $321,000 for the six months ended June 30, 2001 compared to $210,000 for the six months ended June 30, 2000. Due to the decrease in long-term interest rates, there were more individuals refinancing their current mortgages during the first six months of 2001 as compared to the first six months of 2000. Service charges related to deposit accounts and other income totaled $78,000 compared to $56,000 for the same periods. The increase was primarily due to an increase in service fees and credit card income.

Non-interest expense decreased 5% to $1.46 million for the six months ended June 30, 2001 as compared to $1.53 million for the six months ended June 30, 2000. The decrease was due to salary and employee benefit expense decreasing $117,000 due to personnel changes. Salaries and employee benefits totaled $1.1 million and $1.2 million for the six months ended June 30, 2001 and 2000, respectively. These amounts included salaries that were reimbursed through the management service fee noted above. Other operating expenses, which include occupancy and fixed asset expense, data processing fees, advertising, investor communications, and professional fees were $410,000 compared to $360,000, a 14% increase. Data processing services increased $21,000 over the same period last year due to the implementation of a new enhanced software system. Depreciation expense increased $6,000 due to the purchase of new equipment that was purchased for the bank's new enhanced software system. Regulatory agency fees increased $14,000 over the same period last year due to an assessment increase.

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

For the six months ended June 30, 2001, the Company recorded federal and state income tax expense of $300,000. The Company also has a deferred tax asset of $702,000. For the six months ended June 30, 2000, the Company recorded a federal and state income tax expense of $207,000 and had a deferred tax asset of $294,000. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for the expense for income taxes for the six months ended June 30, 2001 was 29%, as compared to 37% for the first six months of 2000. The decrease in the effective rate was the result of the Bank establishing an investment subsidiary in September, 2000.


FINANCIAL CONDITION

Assets

The Company reported total assets of $134.1 million as of June 30, 2001 versus $140.7 million as of December 31, 2000, a 5% decrease. Cash and due from banks decreased to $3.0 million as of June 30, 2001 from $3.5 million at December 31, 2000. Federal funds sold decreased $1.1 million from December 31, 2000.

The Company's investment securities portfolio decreased to $6.8 million as of June 30, 2001 from $14.4 million at year end. Investment securities consist of taxable variable rate demand notes secured by irrevocable letters of credit issued by federally insured, domestic financial institutions. Although the notes have a long term maturity structure, the interest rate is adjustable weekly and the holder has the option to liquidate the security at 100% of par value within seven days upon proper notice. These instruments provide the Company with ready liquidity to provide for loan funding requirements. Management believes that the investment portfolio is adequately diversified.

As of June 30, 2001, loans were $122.8 million compared to $120.6 million as of December 31, 2000. Residential mortgage loans originated for sale on the secondary market totaled $717,000 as of June 30, 2001 compared to $100,000 as of December 31, 2000. Excluding the mortgage loans originated for sale, the allowance for loan losses remained at approximately 1.6% of gross loans, totaling $2.0 million at June 30, 2001 and $1.8 million at year end 2000. In addition to loans outstanding, the Company had gross unfunded loan commitments outstanding totaling $25.3 million as of June 30, 2001, of which $4.2 million will be participated to The Middleton Doll Company and other third party lenders. Management expects a reduction in the borrowing needs of its customers while the economy remains soft. Loan growth during the year will be limited based upon the economic slowdown and the Company's regulatory capital requirements. The Company intends to remain well-capitalized based upon its regulatory capital requirements.

Other assets at June 30, 2001 totaled $2.6 million compared to $2.7 million at December 31, 2000. Other assets at June 30, 2001 included net furniture and equipment of $184,000, accrued interest receivable on loans and investments of $679,000, excess servicing assets of $118,000 relating to loans sold to a third party, deferred tax assets of $702,000, cash surrender value on a life insurance policy of $630,000, a receivable relating to another life insurance policy of $175,000 and other miscellaneous assets of $72,000.

Liabilities

Total deposits decreased 5% to $122.1 million at June 30, 2001 from $128.8 million as of year end 2000. Indexed money market accounts comprised 45% of the deposit base totaling $54.7 million as of June 30, 2001 compared to $60.4 million as of December 31, 2000. Time certificates of deposit comprised 46% of the deposit base totaling $56.7 million as of June 30, 2001 compared to $58.3 million as of year end. Time deposits include brokered CDs with terms ranging from three months to seven years and totaled $15.0 million and $12.5 million as of June 30, 2001 and December 31, 2000, respectively. Management expects to competitively price its money market and certificate of deposit products necessary to facilitate expected loan growth. Other deposits as of June 30, 2001 included non-interest bearing accounts totaling $8.4 million and interest bearing checking accounts (NOW accounts) of $2.3 million.

In addition to deposits, the Bank periodically borrows funds via its correspondent banking relationships. As of June 30, 2001 and December 31, 2000, there were not any federal funds purchased.

Other liabilities remained stable at $3.9 million as of June 30, 2001 and at December 31, 2000. Subordinated debt owed to The Middleton Doll Company totaled $2.5 million at June 30, 2001 and December 31, 2000. On May 15, 2001, the Company borrowed $500,000 from an affiliated party pursuant to an unsecured note which bears interest at a variable rate of 2% over the prime rate through May 1, 2011. Other liabilities as of June 30, 2001 consisted primarily of accrued interest payable totaling $850,000 as well as accrued expenses payable of $67,000.


CAPITAL RESOURCES

Capital ratios applicable to the Bank and the Company at June 30, 2001 and December 31, 2000 were as follows:

                                               Total                Tier I
                                             Risk-based           Risk-based            Leverage
                                              Capital              Capital               Ratio
                                             ----------           ----------            --------
Regulatory Capital Requirements:
  Minimum                                       8.0%                 4.0%                 4.0%
  Well-capitalized                             10.0%                 6.0%                 5.0%

At June 30, 2001
  Bank                                         10.2%                 9.0%                 8.2%
  Company                                      10.2%                 6.6%                 6.0%

At December 31, 2000
  Bank                                         10.0%                 8.8%                 7.8%
  Company                                      10.0%                 6.7%                 6.0%


Management intends to maintain capital levels in excess of minimums established by the regulatory authorities. The Company exceeds all regulatory requirements regarding the maintenance of capital and was categorized as "well capitalized" under the regulatory framework for capital adequacy as of June 30, 2001 and December 31, 2000.

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


Liquidity

The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, accommodate possible deposit withdrawals, and take advantage of interest rate market opportunities in a cost effective manner. Although primary sources of funds are deposits and repayments of loan principal, the Company also maintains a significant level of liquid assets to provide for potential funding needs. In addition to cash balances as of June 30, 2001, the Company held $6.8 million of marketable securities and $717,000 of residential mortgage loans originated and intended for sale in the secondary market. Should an immediate need for funds arise, these assets may be readily liquidated with nominal risk of principal loss.

Additionally, the Company has access to various off-balance sheet sources of funds including the purchase of federal funds from correspondent banks, the sale of commercial loans, and the acquisition of brokered deposits. Currently, the Company has correspondent banking relationships with four institutions which collectively have approved federal funds lines for the Bank totaling $8.5 million. The Company also has the ability to sell loan participations to correspondents and affiliates. Further, the Company has the ability to acquire funds via the brokered certificate of deposit market. Management has periodically purchased certificates of deposit through approved brokers, as market conditions dictate, to fill funding gaps. The Bank has been approved by the Federal Reserve Bank of Chicago to borrow funds from the Discount Window on a secured basis. This will allow the Bank to borrow up to $10 million on a short-term basis in the event of an unexpected liquidity shortfall. The actual amount the Bank will be able to borrow will depend on total capital and on the amount of assets the Bank will pledge. Currently, the Bank has pledged enough assets to borrow up to $10 million. Management believes that current liquidity levels are sufficient to meet anticipated loan demand as well as to absorb potential deposit withdrawals.


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

In the normal course of business, the Bank engages in off-balance sheet activity to hedge interest rate risk. As of June 30, 2001, the Bank had two interest rate swap agreements outstanding with a notional value totaling $15.0 million structured as a hedge of specific fixed-rate deposits whose terms coincide with the terms of the swap agreement. The swap agreements are structured so that the Bank receives a fixed interest rate and pays a variable rate based upon LIBOR. These instruments allow management to more closely balance the repricing opportunities of the Bank's assets and liabilities and thereby, reduce potential interest rate risk exposure. Although swaps reduce interest rate risk, the potential for profit or loss on interest rate swaps still exists depending upon fluctuations in interest rates.

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

          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                             AVERAGE BALANCE SHEETS


                                                                                 FOR SIX MONTHS ENDED              FOR YEAR ENDED
                                                                                     JUNE 30, 2001                DECEMBER 31, 2000
                                                                                     -------------                -----------------
Cash and Due From Banks                                                              $   2,706,566                  $   2,470,855
Federal Funds Sold                                                                       1,000,088                      1,663,732
Investment Securities (Taxable)                                                         10,140,541                      8,152,896
Loans:
  Commercial                                                                            33,498,124                     26,630,429
  Commercial Real Estate                                                                59,601,443                     44,618,345
  Residential Real Estate                                                               25,521,567                     21,759,343
  Industrial Revenue Bonds                                                               2,662,589                      2,655,569
  Leases                                                                                 1,179,432                        141,836
  Installment and Consumer                                                                 423,435                        221,432
                                                                                     -------------                  -------------
    Total Loans                                                                        122,886,590                     96,026,954
  Less: Allowance for Loan Losses                                                       (1,878,444)                      (940,425)
                                                                                     -------------                  -------------
    Net Loans                                                                          121,008,146                     95,086,529
Fixed Assets                                                                               144,800                         79,491
Other Assets                                                                             2,472,321                      1,183,610
                                                                                     -------------                  -------------
    Total Assets                                                                     $ 137,472,462                  $ 108,637,113
                                                                                     =============                  =============


Demand Deposits                                                                      $   7,091,809                  $   6,670,805
Interest Bearing Deposits
  NOW                                                                                    2,068,977                      1,573,632
  Money Market                                                                          58,806,994                     45,961,910
  Time Deposits                                                                         56,446,959                     42,967,959
                                                                                     -------------                  -------------
    Total Deposits                                                                     124,414,739                     97,174,306
Federal Funds Purchased                                                                    912,575                        684,044
Subordinated Note                                                                        2,629,834                      1,693,989
Other Liabilities                                                                        1,434,208                      1,084,293
                                                                                     -------------                  -------------
    Total Liabilities                                                                  129,391,356                    100,636,632
Equity Capital                                                                           8,081,106                      8,000,481
                                                                                     -------------                  -------------
    Total Liabilities and Capital                                                    $ 137,472,462                  $ 108,637,113
                                                                                     =============                  =============

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

                  None.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On May 17, 2001, the annual meeting of shareholders was held. At the meeting, George R. Schonath and Jon McGlocklin were elected to serve as Class I directors with terms expiring in 2004. Continuing as Class II directors (terms expire in 2002) are Donald Menefee and Terry L. Mather. Continuing as a Class III director (term expires in 2003) is Donald E. Sydow. The shareholders ratified the appointment of Virchow, Krause & Company LLP as the Company's independent public accountants for the year ending December 31, 2001.

                  There were 1,006,349 issued and outstanding shares of common stock at the time of the annual meeting. The voting on each item presented at the annual meeting was as follows:

                                                                       For              Withheld
                                                                       ---              --------
                  Election of Directors
                           George R. Schonath                        941,331             4,196
                           Jon McGlocklin                            941,240             4,287

                                                                 For         Against       Abstain          Total
                                                                 ---         -------       -------          -----
                  Ratification of Accountants                  942,423        1,871         1,233          945,527


Item 5.           OTHER INFORMATION

                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      List of Exhibits

                           10 Promissory Note dated May 15, 2001 between InvestorsBancorp, Inc. and the Schonath Family Partnership, LLP

                           11 Statement Regarding Computation of Per Share Earnings

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                               INVESTORSBANCORP, INC.
                               (Registrant)


Date:    August 7, 2001        /s/ George R. Schonath
                               ----------------------
                               George R. Schonath
                               Chief Executive Officer



Date:    August 7, 2001        /s/ Susan J. Hauke
                               ------------------
                               Susan J. Hauke
                               Vice President Finance and
                               Chief Accounting Officer