Form 10QSB
period 2001-09-30
INVESTORSBANCORP INC
filed 2001-11-13
CIK 1039454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001


                                       or

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
                                    Yes   X               No
                                        ----                 ----

As of November 8, 2001, the Issuer had 940,000 shares of $0.01 par value common stock issued and outstanding.

                             INVESTORSBANCORP, INC.

                                FORM 10-QSB INDEX

PART 1.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and
                  December 31, 2000................................................................     3

                  Consolidated Statements of Income - For the Three and Nine Months
                  Ended  September 30, 2001 and 2000 (Unaudited)...................................     4

                  Consolidated Statements of Changes in Shareholders' Equity - For the
                  Three and Nine Months Ended September 30, 2001 and 2000  (Unaudited).............     5

                  Consolidated Statements of Cash Flows - For the Nine Months Ended
                  September 30, 2001 and 2000 (Unaudited)..........................................     6

                  Notes to the Consolidated Financial Statements (Unaudited).......................     7

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations............................................................     8

PART II.          OTHER INFORMATION

                  Item 1. Legal Proceedings........................................................     17

                  Item 2. Changes in Securities....................................................     17

                  Item 3. Defaults Upon Senior Securities..........................................     17

                  Item 4. Submission of Matters to a Vote of Security  Holders.....................     17

                  Item 5. Other Information........................................................     17

                  Item 6. Exhibits and Reports on Form 8-K.........................................     17

                  Signatures.......................................................................     18

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                                 SEPTEMBER 30 , 2001       DECEMBER 31, 2000
                                                                                 -------------------       -----------------
                                                                                    (UNAUDITED)
ASSETS
------
Cash and due from banks                                                            $   2,526,323               $   3,453,639
Federal funds sold                                                                             -                   1,250,000
Available for sale securities                                                          3,473,884                  14,391,194
Loans, less allowance for loan losses of $2,066,077 and
   $1,808,813 in 2001 and 2000, respectively                                         123,645,006                 118,778,727
Mortgage loans held for sale                                                             901,600                     100,000
Premises and equipment, net                                                              169,615                      87,539
Accrued interest receivable and other assets                                           2,650,588                   2,648,831
                                                                                   -------------               -------------
     TOTAL ASSETS                                                                  $ 133,367,016               $ 140,709,930
                                                                                   =============               =============

LIABILITIES AND SHAREHOLDERS 'EQUITY
------------------------------------
LIABILITIES:
Deposits:
   Demand                                                                          $   7,810,379               $   8,031,571
   Savings and NOW                                                                    55,900,824                  62,597,776
   Other Time                                                                         52,284,063                  58,173,494
                                                                                   -------------               -------------
     TOTAL DEPOSITS                                                                  115,995,266                 128,802,841
Federal funds purchased                                                                4,535,000                           -
Other borrowings                                                                       3,000,000                   2,500,000
Accrued interest payable and other liabilities                                         1,232,178                   1,440,904
                                                                                   -------------               -------------
     TOTAL LIABILITIES                                                               124,762,444                 132,743,745
                                                                                   =============               =============

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares
   authorized, -0- shares issued and outstanding                                               -                           -
Common stock, $0.01 par value; 9,000,000 shares
   authorized, 1,050,000 shares issued                                                    10,500                      10,500
Surplus                                                                                7,316,900                   7,316,900
Retained earnings                                                                      2,088,153                     901,948
Treasury stock, 110,000 shares and 37,351 shares in
   2001 and 2000, respectively, at cost                                                 (810,981)                   (263,163)
                                                                                   -------------               -------------
     TOTAL SHAREHOLDERS' EQUITY                                                        8,604,572                   7,966,185
                                                                                   -------------               -------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 133,367,016               $ 140,709,930
                                                                                   =============               =============

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  ------------------                 -----------------
                                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                                     -------------                     -------------
                                                                   2001           2000              2001          2000
                                                                   ----           ----              ----          ----
INTEREST INCOME:
  Interest and fees on loans                                   $2,358,917       $2,322,203       $7,547,355       $5,986,996
  Interest on investment securities                                60,925          197,087          327,646          330,964
  Interest on federal funds sold                                    4,203           45,109           29,214           74,088
                                                               ----------       ----------       ----------       ----------
    TOTAL INTEREST INCOME                                       2,424,045        2,564,399        7,904,215        6,392,048

INTEREST EXPENSE:
  Interest on deposits                                          1,254,670        1,637,377        4,584,254        3,842,149
  Interest on federal funds purchased                               8,765              574           32,698           43,123
  Interest on other borrowings                                     64,788           69,316          200,596          117,534
                                                               ----------       ----------       ----------       ----------
    TOTAL INTEREST EXPENSE                                      1,328,223        1,707,267        4,817,548        4,002,806

  NET INTEREST INCOME BEFORE PROVISION FOR
    LOAN LOSSES                                                 1,095,822          857,132        3,086,667        2,389,242

Provision for loan losses                                          85,755           97,485          478,981          293,587
                                                               ----------       ----------       ----------       ----------
  NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES                                                 1,010,067          759,647        2,607,686        2,095,655
                                                               ----------       ----------       ----------       ----------
NONINTEREST INCOME:
  Service fees                                                     23,300           17,678           73,076           47,625
  Management service fees                                         246,502          258,432          745,578          749,630
  Service release premiums                                        117,462          117,644          438,320          327,473
  Other income                                                     14,004           16,061           42,782           42,065
                                                               ----------       ----------       ----------       ----------
    TOTAL NONINTEREST INCOME                                      401,268          409,815        1,299,756        1,166,793
                                                               ----------       ----------       ----------       ----------
NONINTEREST EXPENSES:
  Salaries                                                        389,074          457,649        1,200,451        1,353,776
  Pension, profit sharing, employee benefits                      111,541           96,320          355,381          372,475
  Occupancy                                                        27,517           23,778           84,983           69,188
  Furniture and equipment expenses                                 13,604           15,476           44,090           50,123
  Data processing services                                         41,259           29,674          116,528           83,943
  Other expenses                                                  142,630          134,370          389,188          359,551
                                                               ----------       ----------       ----------       ----------
    TOTAL NONINTEREST EXPENSES                                    725,625          757,267        2,190,621        2,289,056
                                                               ----------       ----------       ----------       ----------
INCOME BEFORE INCOME TAXES                                        685,710          412,195        1,716,821          973,392
Income tax expense                                                230,570          156,518          530,616          363,895
                                                               ----------       ----------       ----------       ----------
NET INCOME                                                     $  455,140       $  255,677       $1,186,205       $  609,497
                                                               ==========       ==========       ==========       ==========

PER SHARE AMOUNTS:
  BASIC EARNINGS PER SHARE                                     $     0.48       $     0.24       $     1.22       $     0.58
                                                               ==========       ==========       ==========       ==========
  DILUTED EARNINGS PER SHARE                                   $     0.48       $     0.24       $     1.22       $     0.58
                                                               ==========       ==========       ==========       ==========
  WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                   949,711        1,046,998          975,567        1,048,992
                                                               ==========       ==========       ==========       ==========

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                             TOTAL
                                              COMMON                         RETAINED     TREASURY       SHAREHOLDERS'
                                               STOCK          SURPLUS        EARNINGS       STOCK           EQUITY
                                               -----          -------        --------       -----           ------
BALANCES, December 31, 1999                 $    10,500    $ 7,316,900    $   339,500    $         -     $ 7,666,900

Net income for
  first nine months of 2001                           -              -        609,497              -         609,497


Purchase of 23,013 shares
  of treasury stock                                   -              -              -       (161,091)       (161,091)
                                            -----------    -----------    -----------     -----------     -----------

BALANCES, September 30, 2000                $    10,500    $ 7,316,900    $   948,997    $  (161,091)    $ 8,115,306
                                            ===========    ===========    ===========     ===========    ============



BALANCES, December 31, 2000                 $    10,500    $ 7,316,900    $   901,948    $  (263,163)    $ 7,966,185

Net income for
  first nine months of 2001                           -              -      1,186,205              -       1,186,205

Purchase of 72,649 shares
  of treasury stock                                   -              -              -       (547,818)       (547,818)
                                            -----------    -----------    -----------     -----------     -----------

BALANCES, September 30, 2001                $    10,500    $ 7,316,900    $ 2,088,153    $  (810,981)    $ 8,604,572
                                            ===========    ===========    ===========     ===========    ============

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                 -----------------
                                                                                    SEPTEMBER 30,
                                                                                    -------------
                                                                            2001                     2000
                                                                            ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $  1,186,205              $    609,497
  Adjustments to reconcile net income to net cash
    flows from operating activities
  Depreciation                                                                43,044                    31,442
  Provision for loan losses                                                  478,981                   293,587
  Net change in
    Mortgage loans held for sale                                            (801,600)                  373,100
    Accrued interest receivable and other assets                              (1,757)                 (430,872)
    Accrued interest payable and other liabilities                          (208,726)                  188,523
                                                                        ------------              ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                     696,147                 1,065,277
                                                                        ------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease (increase) in federal funds sold                            1,250,000                (1,175,000)
  Activity in available for sale securities
    Maturities, prepayments, sales and calls                              16,852,310                 8,330,000
    Purchases                                                             (5,935,000)              (15,745,000)
  Net increase in loans                                                   (5,345,260)              (29,358,739)
  Additions to premises and equipment                                       (125,120)                   (4,021)
                                                                        ------------              ------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                                   6,696,930               (37,952,760)
                                                                        ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in federal funds purchased                       4,535,000                  (925,000)
  Net (decrease) increase in deposits                                    (12,807,575)               36,882,940
  Proceeds from subordinated debt                                            500,000                 2,500,000
  Purchase of treasury stock                                                (547,818)                 (161,091)
                                                                        ------------              ------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                  (8,320,393)               38,296,849
                                                                        ------------              ------------

Net Change in Cash and Due From Banks                                       (927,316)                1,409,366
Cash and Due From Banks, beginning of period                               3,453,639                 2,281,184
                                                                        ------------              ------------
CASH AND DUE FROM BANKS, END OF PERIOD                                  $  2,526,323              $  3,690,550
                                                                        ============              ============


SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid for interest                                                $  5,083,329              $  3,367,131
  Cash paid for income taxes                                            $    722,000              $    802,781

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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


NOTE 2.  ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of September 30, 2001 and December 31, 2000 and the results of operations for the nine months and three months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000 have been made. Such adjustments consisted only of normal recurring items. Operating results for the periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2000 Annual Report on Form 10-KSB. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Principles of Consolidation - The consolidated financial statements as of and for the period presented include the accounts of the Company and the Bank, its wholly owned subsidiary. The accounts of the Bank also include the accounts of its wholly owned subsidiary, Investors Business Credit, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. In order to conform with the 2001 presentation, certain amounts from 2000 have been reclassified. The reclassifications have no effect on reported amounts of net income or equity.

NOTE 3.  HEDGING ACTIVITIES

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement, as amended, establishes accounting and reporting standards for derivative instruments and was effective January 1, 2001, for the Bank. At September 30, 2001, the Bank's interest rate swaps had a fair market value of $236,000, with an offsetting fair market liability of $236,000.

NOTE 4.  OTHER BORROWINGS

In May, 2001, the Company borrowed $500,000 from the Schonath Family Partnership, an affiliated company. The note is unsecured and bears interest at the prime rate plus 2%. Interest is payable quarterly with the principal due on May 1, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides additional analysis of the financial statements and should be read in conjunction with that information. The discussion focuses on significant factors that affected the Company's earnings for the periods ended September 30, 2001 and 2000. During those periods, the Bank was the only direct subsidiary of the Company and its operations contributed substantially all of the revenue and expense. Included in the operations of the Bank are the activities of its wholly-owned subsidiary, Investors Business Credit, Inc., for the periods ending September 30, 2001.


Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

During the quarter ended September 30, 2001, the Company reported net income of $455,000, or $0.48 per share, as compared to net income of $256,000, or $0.24 per share, for the quarter ended September 30, 2000. This enhanced profitability was primarily attributable to a 12% increase in average earning assets and a 70 basis point increase in the interest rate spread of 2.73% for the third quarter of 2001 compared to 2.03% for the third quarter of 2000.

Net Interest Income

Net interest income is the difference between interest income, including fees on loans, and interest expense, and is the largest contributing factor to net income for the Company. Total net interest income increased 28% to $1.1 million for the quarter ended September 30, 2001 from $857,000 for the quarter ended September 30, 2000. Interest and fee income on loans totaled $2.4 million for the three months ended September 30, 2001 and $2.3 million for the three months ended September 30, 2000. The majority of interest income on loans was derived from the commercial and commercial real estate loan portfolios which comprised 80% of total loans at September 30, 2001. Interest earned on investment securities and federal funds sold totaled $65,000 compared to $242,000 for the same periods.

Interest expense decreased 24% to $1.3 million for the quarter ended September 30, 2001 from $1.7 million for the quarter ended September 30, 2000 due to time deposits maturing and a decrease in interest rates. Interest expense consisted predominantly of interest paid on money market accounts totaling $520,000 and certificates of deposit totaling $800,000 for the quarter ended September 30, 2001. Offsetting this expense was interest rate swap income of $83,000 for the quarter (See Note 3). Interest expense on subordinated debt and federal funds purchased totaled $74,000 compared to $70,000 for the same periods.

The Company's interest rate spread was 2.73% for the third quarter of 2001 compared to 2.03% for the third quarter of 2000, a 70 basis point increase. The yield on average earning assets decreased 139 basis points due to a decrease in interest rates. As of September 30, 2001, 67% of the earning assets had variable interest rates. The average rate paid on interest bearing liabilities decreased 209 basis points due to both short-term and long-term interest rates being lower. As time deposits mature they reset at the current rate which currently is lower than their stated rate.

Provision for Loan Losses

The allowance for loan losses increased 17% to $2.1 million as of September 30, 2001 from $1.8 million as of December 31, 2000. The allowance for loan losses is established through a provision for loan losses charged to expense. A loan loss provision of $86,000 was expensed in the quarter ended September 30, 2001 as compared to $97,000 during the quarter ended September 30, 2000. The allowance for loan losses at September 30, 2001 was approximately 1.6% of total loans compared to 1% of total loans at September 30, 2000, net of residential mortgage loans held for sale on the secondary market. The Bank has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, along with other financial institutions, management shares a concern for the possible continued softening of the economy. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on management's evaluation of the loans and on prior loan loss experience. Loan evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. The allowance does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The majority of risk in the loan portfolio lies in commercial loans which include commercial real estate loans. Accordingly, the Company allocated $1.5 million (or 71% of the total loan loss reserve) to these loans, which comprise about 80% of the loan portfolio. The Company also allocated $103,000 (or approximately 5% of the total loan loss reserve) to residential mortgages, which comprise about 19% of the loan portfolio. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Nine impaired loans, which are mainly secured by real estate, totaled $1.7 million at September 30, 2001. During the third quarter of 2001, $4,000 of gross interest income was not recognized which would have been recorded had the non-accruing loans been current in accordance with their original terms. The amount of interest income on non-accruing loans that was collected and included in net income for the third quarter of 2001 was $39,000.

There were no loan charge-offs or recoveries during the three months ended September 30, 2001 and 2000. While a comprehensive analysis of the allowance for loan losses is somewhat problematic due to the Company's relatively short history, management believes that the allowance was at an adequate level at September 30, 2001 based on the composition of the portfolio as well as regulatory guidelines. However, there can be no assurance that the allowance will be adequate to cover all losses.


Non-Interest Income and Expenses

Non-interest income for the quarter ended September 30, 2001 totaled $401,000 as compared to $410,000 for the quarter ended September 30, 2000, a 2% decrease. Management service fees were the largest component of non-interest income, totaling $247,000 for the quarter ended September 30, 2001 compared to $258,000 for the quarter ended September 30, 2000. The Company charges The Middleton Doll Company, an affiliate of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. Service release fees which are received from the sale of residential mortgages originated for the secondary market totaled $117,000 for the quarter ended September 30, 2001 compared to $118,000 for the quarter ended September 30, 2000. Service charges related to deposit accounts and other income totaled $37,000 compared to $34,000 for the same period due to an increase in service fees.

Non-interest expense decreased 4% to $726,000 for the three months ended September 30, 2001 as compared to $757,000 for the three months ended September 30, 2000. The decrease was due to salary and employee benefit expense decreasing $53,000 due to fewer personnel. Salaries and employee benefits totaled $501,000 and $554,000 for the three months ended September 30, 2001 and 2000, respectively. These amounts included salaries that were reimbursed through the management service fee noted above. Other operating expenses, which include occupancy and fixed asset expense, data processing fees, advertising, investor communications, and professional fees were $225,000 compared to $203,000, an 11% increase. Data processing services increased $12,000 over the same period last year due to the implementation of a new enhanced software system. Regulatory agency fees increased $10,000 over the same period last year due to an assessment increase.

Amounts provided for income tax expense or benefit are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate primarily to allowance for loan losses and depreciation.

For the quarter ended September 30, 2001, the Company recorded federal and state income tax expense of $231,000. The Company also has a deferred tax asset of $702,000. For the quarter ended September 30, 2000, the Company recorded a federal and state income tax expense of $157,000 and had a deferred tax asset of $294,000. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for the expense for income taxes for the quarter ended September 30, 2001 was 34%, as compared to 38% for the third quarter of 2000. The decrease in the effective rate was primarily the result of the Bank establishing an investment subsidiary in September, 2000.


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

During the nine months ended September 30, 2001, the Company reported net income of $1.2 million or $1.22 per share, as compared to net income of $609,000, or $0.58 per share, for the nine months ended September 30, 2000. This enhanced profitability was primarily attributable to a 35% increase in average earning assets and a 15 basis point increase in the interest rate spread of 2.42% for the first nine months of 2001 compared to 2.27% for the first nine months of 2000. During the first nine months of 2001, short-term interest rates were reduced eight times, for an overall decrease of 350 basis points.


Net Interest Income

Net interest income is the difference between interest income, including fees on loans, and interest expense, and is the largest contributing factor to net income for the Company. Total net interest income increased 29% to $3.1 million for the nine months ended September 30, 2001 from $2.4 million for the nine months ended September 30, 2000. Significantly higher loan volumes resulted in a 25% increase in interest and fee income on loans which totaled $7.5 million for the nine months ended September 30, 2001 compared to $6.0 million for the nine months ended September 30, 2000. The majority of interest income on loans was derived from the commercial and commercial real estate loan portfolios which comprised 80% of total loans at September 30, 2001. Interest earned on investment securities and federal funds sold totaled $357,000 compared to $405,000 for the same periods.

Interest expense increased 20% to $4.8 million for the nine months ended September 30, 2001 from $4.0 million for the nine months ended September 30, 2000 due to an increase in money market deposits and certificates of deposit. Interest expense consisted predominantly of interest paid on money market accounts totaling $2.0 million and certificates of deposit totaling $2.7 million for the nine months ended September 30, 2001. Offsetting this expense was interest rate swap income of $203,000 for the first nine months (See Note 3 and the discussion contained in the Asset/Liability Management section, below). Interest expense on subordinated debt and federal funds purchased totaled $233,000 compared to $161,000 for the same periods.

The Company's interest rate spread was 2.42% for the first nine months of 2001 compared to 2.27% for the first nine months of 2000, a 15 basis point increase. The yield on average earning assets decreased 72 basis points due to a decrease in interest rates. As of September 30, 2001, 67% of the earning assets had variable interest rates. The average rate paid on interest bearing liabilities decreased 87 basis points due to both short-term and long-term interest rates being lower. As time deposits mature they reset at the current rate which currently is lower than their stated rate.

Provision for Loan Losses

The allowance for loan losses increased 17% to $2.1 million as of September 30, 2001 from $1.8 million as of December 31, 2000. The allowance for loan losses is established through a provision for loan losses charged to expense. A loan loss provision of $479,000 was expensed in the nine months ended September 30, 2001 as compared to $294,000 during the nine months ended September 30, 2000. The allowance for loan losses was approximately 1.6% of total loans at September 30, 2001 compared to 1% at September 30, 2000, net of residential mortgage loans held for sale on the secondary market. The Bank has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on management's evaluation of the loans and on prior loan loss experience. Loan evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. The allowance does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The majority of risk in the loan portfolio lies in commercial loans which include commercial real estate loans. Accordingly, the Company allocated $1.5 million (or 71% of the total loan loss reserve) to these loans, which comprise about 80% of the loan portfolio. The Company also allocated $103,000 (or approximately 5% of the total loan loss reserve) to residential mortgages, which comprise about 19% of the loan portfolio. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Nine impaired loans, which are mainly secured by real estate, totaled $1.7 million at September 30, 2001. During the first nine months of 2001, $8,000 of gross interest income was not recognized which would have been recorded had the non-accruing loans been current in accordance with their original terms. The amount of interest income on non-accruing loans that was collected and included in net income for the first nine months of 2001 was $147,000.

During the nine months ended September 30, 2001, a loan charge-off of $222,000 was applied against the reserve. There were no loan charge-offs or recoveries during 2000. While a comprehensive analysis of the allowance for loan losses is somewhat problematic due to the Company's relatively short history, management believes that the allowance was at an adequate level at September 30, 2001 based on the composition of the portfolio as well as regulatory guidelines. However, there can be no assurance that the allowance will be adequate to cover all losses.


Non-Interest Income and Expenses

Non-interest income for the nine months ended September 30, 2001 totaled $1.3 million as compared to $1.2 million for the nine months ended September 30, 2000, an 8% increase. Management service fees were the largest component of non-interest income, totaling $746,000 for the nine months ended September 30, 2001 compared to $750,000 for the nine months ended September 30, 2000. The Company charges The Middleton Doll Company, an affiliate of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. Service release fees which are received from the sale of residential mortgages originated for the secondary market totaled $438,000 for the nine months ended September 30, 2001 compared to $327,000 for the nine months ended September 30, 2000. Due to the decrease in long-term interest rates, there were more individuals refinancing their current mortgages during the first nine months of 2001 as compared to the first nine months of 2000. Service charges related to deposit accounts and other income totaled $116,000 compared to $90,000 for the same periods. The increase was primarily due to an increase in service fees and credit card income.

Non-interest expense decreased 4% to $2.2 million for the nine months ended September 30, 2001 as compared to $2.3 million for the nine months ended September 30, 2000. The decrease was due to salary and employee benefit expense decreasing $170,000 due to fewer personnel. Salaries and employee benefits totaled $1.6 million and $1.7 million for the nine months ended September 30, 2001 and 2000, respectively. These amounts included salaries that were reimbursed through the management service fee noted above. Other operating expenses, which include occupancy and fixed asset expense, data processing fees, advertising, investor communications, and professional fees were $635,000 compared to $563,000, a 13% increase. Data processing services increased $33,000 over the same period last year due to the implementation of a new enhanced software system. Depreciation expense increased $12,000 due to new equipment that was purchased for the Bank's new enhanced software system. Regulatory agency fees increased $25,000 over the same period last year due to an assessment increase.

Amounts provided for income tax expense or benefit are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate primarily to allowance for loan losses and depreciation.

For the nine months ended September 30, 2001, the Company recorded federal and state income tax expense of $531,000. The Company also has a deferred tax asset of $702,000. For the nine months ended September 30, 2000, the Company recorded a federal and state income tax expense of $364,000 and had a deferred tax asset of $294,000. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for the expense for income taxes for the nine months ended September 30, 2001 was 31%, as compared to 37% for the first nine months of 2000. The decrease in the effective rate was the result of the Bank establishing an investment subsidiary in September, 2000.


FINANCIAL CONDITION

Assets

The Company reported total assets of $133.4 million as of September 30, 2001 versus $140.7 million as of December 31, 2000, a 5% decrease. Cash and due from banks decreased to $2.5 million as of September 30, 2001 from $3.5 million at December 31, 2000. There were no Federal funds sold at September 30, 2001, which was a decrease of $1.3 million from December 31, 2000.

The Company's investment securities portfolio decreased to $3.5 million as of September 30, 2001 from $14.4 million at year end. The decrease is a combination of an increase in loans and a decrease in deposits. In addition, the Bank has increased its off balance sheet sources of funds to $18.5 million which reduces the Bank's need for liquidity on the balance sheet. Investment securities consist of taxable variable rate demand notes secured by irrevocable letters of credit issued by federally insured, domestic financial institutions. Although the notes have a long term maturity structure, the interest rate is adjustable weekly and the holder has the option to liquidate the security at 100% of par value within seven days upon proper notice. These instruments provide the Company with ready liquidity to provide for loan funding requirements. Management believes that the investment portfolio is adequately diversified.

As of September 30, 2001, loans were $125.7 million compared to $120.6 million as of December 31, 2000. Residential mortgage loans originated for sale on the secondary market totaled $902,000 as of September 30, 2001 compared to $100,000 as of December 31, 2000. Excluding the mortgage loans originated for sale, the allowance for loan losses remained at approximately 1.6% of gross loans, totaling $2.1 million at September 30, 2001 and $1.8 million at year end 2000. In addition to loans outstanding, the Company had gross unfunded loan commitments outstanding totaling $24.6 million as of September 30, 2001, of which $2.0 million will be participated to The Middleton Doll Company and other third party lenders. Management expected a reduction in the borrowing needs of its customers due to the change in the economy and gross unfunded loan commitments declined $6.2 million since December 31, 2000. Loan growth during the rest of the year will be limited based upon the economic slowdown and the Company's regulatory capital requirements. The Company intends to remain well-capitalized based upon regulatory capital guidelines.

Other assets at September 30, 2001 totaled $2.8 million compared to $2.7 million at December 31, 2000. Other assets at September 30, 2001 included net furniture and equipment of $170,000, accrued interest receivable on loans and investments of $699,000, excess servicing assets of $96,000 relating to loans sold to a third party, deferred and current tax assets of $918,000, cash surrender value on a life insurance policy of $634,000, fair market value of investment swaps of $236,000 and other miscellaneous assets of $55,000.

Liabilities

Total deposits decreased 10% to $116.0 million at September 30, 2001 from $128.8 million as of year end 2000. Indexed money market accounts comprised 46% of the deposit base totaling $53.8 million as of September 30, 2001 compared to $60.4 million as of December 31, 2000. Time certificates of deposit comprised 45% of the deposit base totaling $52.3 million as of September 30, 2001 compared to $58.3 million as of year end. Time deposits include brokered CDs with terms ranging from three months to seven years and totaled $15.6 million and $12.5 million as of September 30, 2001 and December 31, 2000, respectively. Management expects to competitively price its money market and certificate of deposit products necessary to facilitate expected loan growth. Other deposits as of September 30, 2001 included non-interest bearing accounts totaling $7.8 million and interest bearing checking accounts (NOW accounts) of $2.1 million.

In addition to deposits, the Bank periodically borrows funds via its correspondent banking relationships. As of September 30, 2001, $4.5 million was outstanding.

Other liabilities increased 8% to $4.2 million as of September 30, 2001 from $3.9 million at December 31, 2000. Subordinated debt owed to The Middleton Doll Company totaled $2.5 million at September 30, 2001 and December 31, 2000. On May 15, 2001, the Company borrowed $500,000 from an affiliated party pursuant to an unsecured note which bears interest at a variable rate of 2% over the prime rate through May 1, 2011. Other liabilities as of September 30, 2001 consisted primarily of accrued interest payable totaling $768,000, investment swap offsetting liability of $236,000, as well as accrued expenses payable of $228,000.

CAPITAL RESOURCES

Capital ratios applicable to the Bank and the Company at September 30, 2001 and December 31, 2000 were as follows:

                                                    Total                Tier I
                                                 Risk-based           Risk-based           Leverage
                                                   Capital              Capital              Ratio
                                                ------------         ------------        ------------
Regulatory Capital Requirements:
  Minimum                                          8.0%                 4.0%                 4.0%
  Well-capitalized                                10.0%                 6.0%                 5.0%

At September 30, 2001
  Bank                                            10.5%                 9.2%                 8.7%
  Company                                         10.5%                 6.9%                 6.5%

At December 31, 2000
  Bank                                            10.0%                 8.8%                 7.8%
  Company                                         10.0%                 6.7%                 6.0%




Management intends to maintain capital levels in excess of minimums established by the regulatory authorities. The Company exceeds all regulatory requirements regarding the maintenance of capital and was categorized as "well capitalized" under the regulatory framework for capital adequacy as of September 30, 2001 and December 31, 2000.

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


Liquidity

The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, accommodate possible deposit withdrawals, and take advantage of interest rate market opportunities in a cost effective manner. Although primary sources of funds are deposits and repayments of loan principal, the Company also maintains a significant level of liquid assets to provide for potential funding needs. In addition to cash balances as of September 30, 2001, the Company held $3.5 million of marketable securities and $902,000 of residential mortgage loans originated and intended for sale in the secondary market. Should an immediate need for funds arise, these assets may be readily liquidated with nominal risk of principal loss.

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

Changes in net interest income other than volume-related changes, arise when interest rates on assets reprice in a time frame or interest rate environment that is different from the repricing period for liabilities. Changes in net interest income also arise from changes in the mix of interest earning assets and interest bearing liabilities.

In the normal course of business, the Bank engages in off-balance sheet activity to hedge interest rate risk. As of September 30, 2001, the Bank had two interest rate swap agreements outstanding with a notional value totaling $15.0 million structured as a hedge of specific fixed-rate deposits whose terms coincide with the terms of the swap agreement. The swap agreements are structured so that the Bank receives a fixed interest rate and pays a variable rate based upon LIBOR. These instruments allow management to more closely balance the repricing opportunities of the Bank's assets and liabilities and thereby, reduce potential interest rate risk exposure. Although swaps reduce interest rate risk, the potential for profit or loss on interest rate swaps still exists depending upon fluctuations in interest rates.

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

          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                             AVERAGE BALANCE SHEETS

                                                   FOR NINE MONTHS ENDED                 FOR YEAR ENDED
                                                     SEPTEMBER 30, 2001                DECEMBER 31, 2000
                                                     ------------------                -----------------
Cash and Due From Banks                               $   2,543,624                     $   2,470,855
Federal Funds Sold                                          821,121                         1,663,732
Investment Securities (Taxable)                           8,911,410                         8,152,896
Loans:
  Commercial                                             33,581,940                        26,630,429
  Commercial Real Estate                                 60,589,123                        44,618,345
  Residential Real Estate                                24,898,176                        21,759,343
  Industrial Revenue Bonds                                2,264,777                         2,655,569
  Leases                                                  1,153,864                           141,836
  Installment and Consumer                                  438,919                           221,432
                                                      -------------                     -------------
    Total Loans                                         122,926,799                        96,026,954
  Less: Allowance for Loan Losses                        (1,923,038)                         (940,425)
                                                      -------------                     -------------
    Net Loans                                           121,003,761                        95,086,529
Fixed Assets                                                156,159                            79,491
Other Assets                                              2,282,265                         1,183,610
                                                      -------------                     -------------
    Total Assets                                      $ 135,718,340                     $ 108,637,113
                                                      =============                     =============

Demand Deposits                                       $   7,092,038                     $   6,670,805
Interest Bearing Deposits
  NOW                                                     2,094,027                         1,573,632
  Money Market                                           57,779,429                        45,961,910
  Time Deposits                                          55,661,989                        42,967,959
                                                      -------------                     -------------
    Total Deposits                                      122,627,483                        97,174,306
Federal Funds Purchased                                     972,971                           684,044
Subordinated Note                                         2,754,579                         1,693,989
Other Liabilities                                         1,173,302                         1,084,293
                                                      -------------                     -------------
    Total Liabilities                                   127,528,335                       100,636,632
Equity Capital                                            8,190,005                         8,000,481
                                                      -------------                     -------------
    Total Liabilities and Capital                     $ 135,718,340                     $ 108,637,113
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

                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      List of Exhibits

                           11 Statement Regarding Computation of Per Share Earnings

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                  INVESTORSBANCORP, INC.
                                  (Registrant)


Date:  November 8, 2001            /s/ George R. Schonath
                                   ----------------------
                                   George R. Schonath
                                   Chief Executive Officer



Date:    November 8, 2001          /s/ Susan J. Hauke
                                   ------------------
                                   Susan J. Hauke
                                   Vice President Finance and
                                   Chief Accounting Officer