Form 10KSB40
period 2001-12-31
INVESTORSBANCORP INC
filed 2002-03-29
CIK 1039454

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)
                     For the year ended DECEMBER 31, 2001;

     [ ]    Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 (No fee required) For the Transition Period from __________ to __________

                        Commission File Number: 000-29400


                             INVESTORSBANCORP, INC.
                 (Name of Small Business Issuer in Its Charter)


                           WISCONSIN                                               39-1854234
                           ---------                                               ----------
           (State or other jurisdiction of incorporation)               (I.R.S. Employer Identification No.)

                       W239 N1700 BUSSE ROAD
                        WAUKESHA, WISCONSIN                                       53188-1160
                       ----------------------                                     ----------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent year were $11.9 million.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 15, 2002 was approximately $5.1 million. As of that date, the issuer had 940,000 shares of common stock outstanding.

                      Documents incorporated by reference:

Part III of Form 10-KSB - Proxy statement for annual meeting of shareholders to be held on May 16, 2002.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS


GENERAL

                  InvestorsBancorp, Inc. (the "Company"), a Wisconsin corporation, was organized on June 12, 1996, to be the holding company of InvestorsBank, a Wisconsin state bank located in Pewaukee, Wisconsin (the "Bank"). The Bank commenced business on September 8, 1997. On September 6, 1997, The Middleton Doll Company (f/k/a Bando McGlocklin Capital Corporation), the former principal shareholder of the Company, distributed all of the 880,000 shares of the Company it held to its shareholders. In connection with the distribution, the Company filed a Form 10SB with the Securities and Exchange Commission to register its shares of Common Stock, $.01 par value per share, under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Investors Business Credit, Inc. was incorporated under Nevada law on September 19, 2000, as a wholly owned subsidiary of the Bank to hold and mange certain loans and securities of the Bank. The Company's current mailing address is W239 N1700 Busse Road, Waukesha, Wisconsin, 53188-1160. The Company's telephone number is (262) 523-1000.


BUSINESS STRATEGY

                  The Bank offers a complete line of financial services to small businesses and individuals in the community of Waukesha and in southeastern Wisconsin. Pursuant to a management services agreement, the Bank also manages the commercial loan and leased properties portfolio of Bando McGlocklin Small Business Lending Corporation, a subsidiary of The Middleton Doll Company.

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

                  The Bank's present lending limit is approximately $2.36 million. Management may from time to time impose a lower "in-house" limit as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions. In addition, the Company's relationship with Bando McGlocklin Small Business Lending Corporation may result in the Bank being able to originate loans in larger principal amounts and sell participations in such loans to them and to other financial institutions.

                  The Bank's market area is competitive. The Bank faces competition from numerous other banks, savings and loan associations, finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services. Most of the Bank's competitors have been in business for many years, have established customer bases, are substantially larger, have substantially larger lending limits than the Bank and can offer certain services, including multiple branches and international banking services, that the Bank will be able to offer only through correspondent banks, if at all. In addition, most of these entities have greater capital resources than the Bank, which among other things, may allow them to price their services at levels more favorable to customers and to provide larger credit facilities than could the Bank.

                  Under the Gramm-Leach-Bliley Act, which became effective in 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and the Bank conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

EMPLOYEES

                  As of March 1, 2002, the Company had 19 full-time employees. None of its employees are covered by a collective bargaining agreement with the Company or the Bank. The Company considers its employee relations to be excellent.


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


RECENT REGULATORY DEVELOPMENTS

                  The terrorist attacks in September, 2001, have impacted the financial services industry and already led to federal legislation that attempts to address certain related issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). Among its other provisions, the USA PATRIOT Act required each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identify of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. At this time the Company is unable to determine whether the provisions of the USA PATRIOT Act will have a material impact on the business of the Company and its subsidiaries.

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

                  INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the voting shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

                  The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, this authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies. As of the date of this filing, the Company has neither applied for nor received approval to operate as a financial holding company.

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

                  The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:
(i) a risk-based requirement expressed as a percentage of total risk-weighted assets; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

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

                  Under the Federal Reserve's guidelines, the capital standards described above apply on a consolidated basis to bank holding companies that have more than $150 million in total consolidated assets, but generally apply on a bank-only basis to bank holding companies that, like the Company, have less than $150 million in total consolidated assets. Nevertheless, as of December 31, 2001, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve's minimum requirements.

                  DIVIDENDS. The Wisconsin Business Corporation Law prohibits the Company from paying dividends if the Company is, or by the payment of the dividend would become, insolvent or if the payment of dividends would render the Company unable to pay its debts as they come due in the ordinary course of business. Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

                  FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.


THE BANK

                  GENERAL. The Bank is a Wisconsin-chartered bank, the deposit accounts of which are insured by the Bank Insurance Fund (BIF) of the FDIC. As a BIF-insured, Wisconsin-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Banking Division, as the chartering authority for Wisconsin banks, and the FDIC, which under federal law is designated as the primary federal regulator of state-chartered, FDIC-insured banks that are not members of the Federal Reserve System.

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

                  During the year ended December 31, 2001, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2002, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

                  FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2001, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

                  SUPERVISORY ASSESSMENTS. All Wisconsin banks are required to pay supervisory assessments to the Banking Division to fund the operations of the Banking Division. The amount of such supervisory fees is based upon each institution's total assets. During the year ended December 31, 2001, the Bank paid supervisory assessments to the Banking Division totaling $4,098.

                  CAPITAL REQUIREMENTS. The FDIC has established the following minimum capital standards for state-chartered insured nonmember banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier I capital to total risk-weighted assets of 4%. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

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

                  Further, federal law and regulations provide various incentives to financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is well-capitalized may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria which determines a bank holding company's eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be "well-capitalized". Under the regulations of the FDIC, in order to be "well-capitalized" a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

                  Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

                  As of December 31, 2001, (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under the FDIC's capital adequacy guidelines; and (iii) the Bank was "well-capitalized", as defined by FDIC regulations.

                  DIVIDENDS. Wisconsin law generally allows a Wisconsin bank to pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems expedient. Without the prior approval of the Banking Division, however, a Wisconsin bank may not pay dividends in any year which, in the aggregate, exceed the bank's calendar year-to-date net income if, during either of the two immediately preceding years the bank paid aggregate dividends exceeding its net income for such year.

                  The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2001. As of December 31, 2001, approximately $2.85 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

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

                  STATE BANK ACTIVITIES. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from directly or indirectly making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

                  FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $41.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $41.3 million, the reserve requirement is $1.239 million plus 10% of the aggregate amount of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.


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

                  The Company leases the premises from Bando McGlocklin Small Business Lending Corporation, which has its main office in the same building. The building is a single story, brick building constructed in 1996 with approximately 16,000 square feet of office space. The Company's lease dated March 1, 2000 is a triple net lease and has a term of 10 years. Under the terms of the lease, the Company's rent is based on the percentage of square footage it occupies. The Company's monthly rent is currently $4,800, subject to a fixed floor, and to increases based on changes in the one-month London Interbank Offered Rate (LIBOR). The Company is also obligated to pay its pro rata share of utility and maintenance expenses.


ITEM 3.           LEGAL PROCEEDINGS

                  The Company is from time to time a party to legal proceedings in the ordinary course of business that are incidental to the business of banking.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2001.

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S STOCK AND RELATED SHAREHOLDER MATTERS

                  The Company's common stock was held by approximately 700 holders of record as of March 15, 2002, and is quoted on the OTC Bulletin Board under the symbol "INVB". The following table shows for the periods indicated, the high and low closing prices per share of transactions in the Company's common stock as quoted on the OTC Bulletin Board. Certain other private transactions may have occurred during the period indicated of which the Company has no knowledge. The following prices represent inter-dealer prices without retail markups, markdowns or commissions.

                             CLOSING PRICE PER SHARE

QUARTER ENDING:                    HIGH             LOW

March 31, 2001               $     8.00       $     7.00
June 30, 2001                $     8.25       $     5.00
September 30, 2001           $     8.85       $     6.75
December 31, 2001            $     11.00      $     8.30

March 31, 2000               $     7.50       $     6.38
June 30, 2000                $     6.88       $     6.50
September 30, 2000           $     6.88       $     6.50
December 31, 2000            $     7.63       $     6.56


                  A 5% stock dividend was paid on January 15, 2000 to shareholders of record as of December 31, 1999.

                  No cash dividends were declared or paid during the two years ended December 31, 2001. The Company expects that all Company and Bank earnings, if any, will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, the Company will probably be largely dependent upon dividends paid by the Bank for funds to pay dividends on the Common Stock. It is also possible, however, that the Company will pay dividends in the future generated from investment income and other activities of the Company.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion provides additional analysis of the financial statements and should be read in conjunction with this information. This discussion focuses on significant factors which affected the Company's financial performance in 2001 with comparisons to 2000 and to 1999 where applicable. As of December 31, 2001, the Bank was the only subsidiary of the Company and its operations contributed substantially all of the revenue and expense for the year. Included in the operations of the Bank are the activities of its wholly-owned subsidiary, Investors Business Credit, Inc. Schedules containing certain statistical data are included immediately following the text of the management's discussion and analysis.

RESULTS OF OPERATIONS


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000.

                  During the year ended December 31, 2001, the Company reported net income of $1.47 million or $1.51 per share (diluted) as compared to the year ended December 31, 2000 when reported net income was $0.56 million or $0.54 per share (diluted), a 163% increase. The increased profitability was attributable to an increase in earning assets (Schedule 2) as the average balance increased from $98.7 million as of December 31, 2000 to $132.4 million at year end 2001, a 34% increase. Schedule 1 presents average balance sheets for the Company for 2001 and 2000.

                  The Company's return on average assets and average equity, as well as other key financial ratios for 2001 and 2000, are detailed below.

RATIOS                                                       2001        2000
------                                                       ----        ----

                  Return on Average Assets                    1.09%      0.52%
                  Return on Average Equity                   17.60%      7.03%
                  Dividend Payout Ratio on Common Stock       0.00%      0.00%
                  Average Equity to Average Assets            6.19%      7.36%

NET INTEREST INCOME

                  Net interest income is the difference between interest income, including fees on loans, and interest expense. It is the largest contributing factor to net income for the Company. Total interest income in 2001 increased 9% to $10.06 million from $9.32 million in 2000. Significantly higher loan volumes resulted in an increase in interest and fee income on loans which totaled $9.67 million in 2001 compared to $8.67 million in 2000. Interest income on loans was reduced in 2001 due to lower interest rates. The average prime rate in 2001 was 6.92%, as interest rates declined steadily throughout the year, compared to 9.24% in 2000. The majority of interest income on loans is derived from the commercial and commercial real estate loan portfolios which comprised 69% of total loans at December 31, 2001 and 66% of total loans at December 31, 2000. The other components of interest income are interest earned on investment securities, which totaled $355,000 in 2001 and $548,000 in 2000; and interest earned on federal funds sold, which totaled $35,000 in 2001 and $103,000 in 2000. While the direction of future interest rates, competition, and other factors may have a significant impact, management anticipates interest income will continue to increase proportionately with the projected growth of the loan portfolio.

                  Interest expense decreased to $5.84 million in 2001 as compared to $5.94 million for 2000 due to decreasing interest rates. Interest expense consists predominantly of interest paid on money market accounts, which totaled $2.38 million in 2001 and $2.84 million in 2000 and certificates of deposit, which totaled $3.08 million in 2001 and $2.84 million in 2000. As indicated on Schedule 1, average deposits in 2001 were $122.08 million compared to $97.17 million in 2000. Interest rate swap income of $341,000 for the year ended December 31, 2001, compared to $49,000 for the prior year, also contributed to the decrease in interest expense, due to the netting of the amounts. Interest expense on subordinated debt and federal funds purchased totaled $295,000 for 2001 as compared to $232,000 for 2000. It is anticipated that management will continue to employ time deposit instruments as the primary funding source utilized by the Company to fund additional growth.

                  As presented in Schedule 2, the Company's interest spread increased to 2.68% in 2001 from 2.41% in 2000. The rate paid on total interest bearing liabilities decreased more than the yield on earning assets. The yield on average earning assets decreased 121 basis points due to decreases in interest rates. The average rate paid on interest bearing liabilities decreased 148 basis points due to lower short-term interest rates and due to lower long-term interest rates for time deposits which matured. In addition, because of the 29% increase in average loans the net interest spread increased $848,000 from 2000 to 2001. Schedule 2 sets forth an analysis of the interest rates and interest differential of earning assets, which earn interest income, and interest bearing liabilities, which accrue interest expense.

PROVISION FOR LOAN LOSSES

                  The allowance for loan losses increased from $1.81 million as of December 31, 2000 to $1.88 million as of December 31, 2001. The allowance for loan losses is established through a provision for loan losses charged to expense. Loan loss provisions of $847,000 and $1.04 million were expensed in 2001 and 2000, respectively. The allowance for loan losses at the end of 2001 and 2000 was 1.5% of total loans, net of residential mortgage loans held for sale on the secondary market. Loan loss provisions in 2000 were due primarily to loan growth and increasing signs of economic weakness necessitating an increase in the reserve from 1.0% to 1.5% to account for perceived potential losses, whereas provisions in 2001 were necessary to offset actual loan losses totaling $772,000.

                  The Bank has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, should the economic climate continue to deteriorate, certain borrowers may experience difficulty and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

                  Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb possible losses relating to specifically identified loans that may become uncollectible based on evaluations as well as possible losses inherent in the balances of the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The majority of risk in the loan portfolio lies in commercial loans which include commercial real estate loans. Accordingly, the Bank allocated $1.14 million (or 61% of the loan loss reserve total) to these loans, which comprised about 80% of the loan portfolio. The Bank also allocated $103,000 (or approximately 5% of the loan loss reserve total) to residential mortgages, which comprised about 20% of the loan portfolio. Approximately $640,000 of the reserve for loan losses is unallocated.

                  The unallocated amount is determined based on management's judgment which considers, among other things, the risk of error in the specific allocations, economic conditions and trends, loan portfolio concentrations, the size of individual credit relationships, regulatory directives and other factors. Continued softness in the industrial manufacturing sector of the economy, in particular, has adversely impacted a number of the bank's commercial loan customers. Management believes it is prudent to maintain a significant level of unallocated reserves given the weakness in the manufacturing sector and uncertainty in the future direction of the economy as a whole in the wake of the events of September 11th. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

                  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans totaled $1.94 million as of December 31, 2001 and $284,000 as of December 31, 2000. Despite the substantial increase, impaired loans represent just 1.6% of net loans and leases as of December 31, 2001. One loan totaling $1.11 million accounts for 57% of the impaired loan total. The gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms was $27,000 and $3,000 for 2001 and 2000, respectively, none of which was recognized. The amount of interest income on nonaccruing loans that was collected and included in net income was $165,000 and $27,000 for 2001 and 2000, respectively.

                  As presented in Schedule 8, $772,000 of loans were charged-off in 2001 while there were no loan charge-offs or recoveries during 2000. The charged-off losses relate to loans extended to companies involved in industrial manufacturing. Management, to the best of its knowledge, is not aware of any other significant loans, group of loans or segments of the portfolio where there are serious doubts as to the ability to repay their debt. While a comprehensive analysis of the allowance for loan losses is somewhat problematic due to the Company's relatively short history, management believes that the allowance at year end was at an adequate level based on the composition of the portfolio as well as regulatory guidelines. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

                  The following table summarizes the Company's nonperforming loans as of December 31, 2001 and December 31, 2000.

             NONPERFORMING LOANS                             2001               2000
             -------------------                             ----               ----

             Nonaccrual Loans                             $1,937,882      $283,622
             Accruing Loans Past Due 90 Days or More (1)  $  707,172      $336,244
             Restructured Loans (2)                       $        -      $613,645

     (1) Loans are generally placed on nonaccrual status when contractually past due 90 days or more, unless management based upon facts and circumstances does not feel it is necessary to put the specific loan on nonaccrual status.

     (2) Loans are considered restructured when the terms are modified due to a deterioration in the financial condition of the borrower.


NON-INTEREST INCOME AND EXPENSE

                  Non-interest income in 2001 totaled $1.83 million compared to $1.56 million in 2000, a 17% increase. Management service fees were the largest component of non-interest income totaling $992,000 in 2001 and $1.01 million in 2000. The Company charges Bando McGlocklin Small Business Lending Corporation (BMSBLC), an affiliate of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. Service release fees which are received from the sale of residential mortgages originated for the secondary market totaled $657,000 and $417,000 in 2001 and 2000, respectively. Service charges related to deposit accounts and other income totaled $180,000 in 2001 and $128,000 in 2000. The increase in the cash surrender value of the keyman life insurance policy accounted for $29,000 of the increase and the remaining amount of the increase was related to service charges on deposit accounts.

                  Non-interest expense totaled $3.07 million in 2001 compared to $3.06 million in 2000. Salaries and employee benefits decreased $54,000 totaling $2.21 million and $2.26 million in 2001 and 2000, respectively. These amounts included salaries that were reimbursed through the management service fee noted above. Other operating expenses, which include occupancy and fixed assets expense, data processing fees, advertising, investor communications and professional fees were $859,000 compared to $800,000, a 7% increase. Data processing services increased $37,000 due to the implementation of a new enhanced software system and regulatory fees increased $20,000 due to an assessment increase.

                  Amounts provided for income tax expense or benefit are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate primarily to tax exempt interest income, tax differences in the allowance for loan losses and charge-offs, non-accrual interest and depreciation.

                  In 2001, the Company recorded federal and state income tax expense of $668,000 compared to $272,000 in 2000. The Company also has a net deferred tax asset of $850,000 in 2001 and $702,000 in 2000. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for the expense for income taxes for 2001 was 31.2% and for 2000 was 32.6%. The decrease in the effective rate was the result of the Bank establishing an investment subsidiary in September 2000.

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

                  The Company's interest spread improved from 2.71% in 1999 to 3.04% in 2000. Due to higher prevailing average interest rates, both the yield on earning assets and the rate paid on total interest bearing liabilities increased in 2000. The yield on average earning assets increased 160 basis points, while the average rate paid on interest bearing liabilities increased 127 basis points. This disparity was largely due to an increase in total loans, which have significantly higher rates of return, relative to investments and federal funds sold. Conversely, the ratio of the interest margin to total earning assets declined slightly over these same periods as a result of the increase in the percentage of interest bearing liabilities, which included the subordinated debt, to total earning assets

PROVISION FOR LOAN LOSSES

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

NON-INTEREST INCOME AND EXPENSE

                  Non-interest income in 2000 totaled $1.6 million compared to $1.5 million in 1999, a 7% increase. Management service fees were the largest component of non-interest income totaling $1.0 million in 2000 and $872,000 in 1999. The Company charges BMSBLC, an affiliate of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. Service release fees which are received from the sale of residential mortgages originated for the secondary market totaled $417,000 and $566,000 in 2000 and 1999, respectively. Due to rising long-term interest rates, there were fewer individuals refinancing their current mortgages during 2000 as compared to 1999. Service charges related to deposit accounts and other income totaled $128,000 in 2000 and $74,000 in 1999. The increase was due to an increase in service fees and credit card income.

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


FINANCIAL CONDITION

                  The Company reported total assets of $133.76 million as of December 31, 2001 versus $140.82 million as of December 31, 2000, a 5% decrease. Cash and due from banks and federal funds sold decreased to $2.00 million as of December 31, 2001 from $4.70 million at December 31, 2000.

                  The Company's investment securities portfolio decreased 63% to $5.35 million as of December 31, 2001 from $14.39 million at December 31, 2000 in order to fund the loan growth. Investment securities consist of taxable variable rate demand notes secured by irrevocable letters of credit issued by federally insured, domestic financial institutions. Although the notes have a long term maturity structure (refer to Schedule 4), the interest rate is adjustable weekly and the holder has the option to liquidate the security at 100% of par value within seven days upon proper notice. The cost value of these notes approximates market value. These instruments provide the Company with ready liquidity to provide for loan funding requirements. While management believes that the investment portfolio is adequately diversified, a detailed listing of all investments which exceed 10% of stockholders' equity is provided in Schedule 5.

                  As detailed in Schedule 6, loans grew 4% to $125.32 million as of December 31, 2001 from $120.58 million as of December 31, 2000. Residential mortgage loans originated for sale on the secondary market totaled an additional $284,000 as of December 31, 2001, as compared to $100,000 as of December 31, 2000. Excluding the mortgage loans originated for sale, the allowance for loan losses was at approximately 1.5% of gross loans, totaling $1.88 million at December 31, 2001, and $1.81 million at year end 2000. In addition to loans outstanding, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Company had gross unfunded loan commitments outstanding totaling $22.96 million as of December 31, 2001, of which $1.52 million had been participated to SBLC and other third party lenders.

                  Other assets at December 31, 2001 totaled $2.69 million compared to $2.85 million at the end of 2000. Other assets as of December 31, 2001 included net furniture and equipment of $182,000, accrued interest receivable on loans and investments of $603,000, excess servicing assets of $92,000 relating to loans sold to a third party, deferred tax assets of $850,000, cash surrender value on a life insurance policy of $632,000 and other miscellaneous assets of $331,000.

                  Total deposits decreased 7% to $120.01 million at December 31, 2001 from $128.80 million as of year end 2000. Indexed money market accounts decreased 13% to $52.80 million at December 31, 2001, from $60.41 million at December 31, 2000, primarily due to the decreases in interest rates. Time certificates of deposit increased to $58.65 million compared to $58.17 million as of the prior year end. Time deposits include brokered CDs with terms ranging from three months to three years and totaled $26.11 million as of December 31, 2001 and $12.50 million as of December 31, 2000. In order for the Company to facilitate continued loan growth, management expects to continue to aggressively market and competitively price its money market and certificate of deposit products. Other deposits as of December 31, 2001 included non-interest bearing accounts totaling $6.24 million and interest bearing checking accounts (NOW accounts) of $2.32 million.

                  In addition to deposits, the Company periodically borrows funds via its correspondent banking relationships. As of year end 2001, the Bank had purchased $815,000 in federal funds.

                  Other liabilities decreased to $4.04 million as of December 31, 2001 from $4.05 million at December 31, 2000. At December 31, 2001, the Company had $3.0 million of subordinated debt due to affiliated companies. The unsecured notes bear interest at the prime rate plus two percent through their maturities. Other liabilities as of December 31, 2001, consisted primarily of accrued interest payable totaling $594,000 as well as accrued expenses payable of $245,000, retained loan discount relating to loans sold to a third party totaling $81,000, and other miscellaneous liabilities of $120,000.

                  Financial Accounting Standard Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

CAPITAL RESOURCES

                  Capital ratios applicable to the Bank and the Company at December 31, 2001 and December 31, 2000 were as follows:

                                                          Total               Tier I
                                                        Risk-based          Risk-based       Leverage
                                                         Capital             Capital          Ratio
                                                         -------             -------          -----

                Regulatory Capital Requirements:
                  Minimum                                  8.0%               4.0%             4.0%
                  Well-capitalized                        10.0%               6.0%             5.0%

                At December 31, 2001
                  Bank                                    10.9%               9.6%             8.8%
                  Company                                 10.9%               7.2%             6.6%

                At December 31, 2000
                  Bank                                    10.0%               8.8%             7.8%
                  Company                                 10.0%               6.7%             6.0%


                  The preceding table indicates an increase in the Company's capital ratios despite the strong level of asset growth experienced in 2001. Management intends to maintain capital levels in excess of minimums established by the regulatory authorities.

                  The Company exceeds all regulatory requirements regarding the maintenance of capital and was categorized as "well capitalized" under the regulatory framework for capital adequacy as of December 31, 2001.

                  The Company expects that all earnings will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future.

                  To facilitate continued loan growth during 2001, the Company issued an additional $500,00 of subordinated debt, for a total of $3.0 million, which qualified as Tier 2 capital. This enabled the Company to continue to maintain strong loan growth levels while maintaining its regulatory status as a "well capitalized" financial institution.


LIQUIDITY

                  The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, accommodate possible deposit withdrawals, and take advantage of interest rate market opportunities in a cost effective manner. Although primary sources of funds are deposits and repayments of loan principal, the Company also maintains a significant level of liquid assets to provide for potential funding needs. In addition to cash balances as of December 31, 2001, the Company held $5.33 million of marketable securities and $284,000 of residential mortgage loans originated and intended for sale in the secondary market. Should an immediate need for funds arise, these assets may be readily liquidated with nominal risk of principal loss.

                  Additionally, the Company has access to various off-balance sheet sources of funds. Currently, the Company has correspondent banking relationships with four institutions which collectively have approved federal funds lines for the Bank totaling $8.5 million. The Company also has the ability to sell loan participations to correspondents and affiliates. Further, the Company has the ability to acquire funds via the brokered certificate of deposit market. Management has periodically purchased certificates of deposit through approved brokers as market conditions dictate to fill funding gaps. The Bank has been approved with the Federal Reserve Bank of Chicago to borrow funds from the Discount Window on a secured basis. This will allow the Bank to borrow up to $10 million on a short-term basis in the event of an unexpected liquidity shortfall. The actual amount the Bank will be able to borrow will depend on total capital and on the amount of assets the Bank will pledge. Currently, the Bank has pledged enough assets to borrow up to $10 million. In February, 2002, the Bank became a member of the Federal Home Loan Bank of Chicago ("FHLB of Chicago"). As a member, the Bank was required to purchase $184,900 worth of FHLB of Chicago stock. Based upon the Bank's minimum stock purchase, the Bank has the capacity to borrow $3,698,000 from the FHLB of Chicago. The borrowing capacity is also dependent on the amount of loans that are pledged. At the present time, the Bank has not used this new credit facility. Management believes that current liquidity levels are sufficient to meet anticipated loan demand as well as absorb potential deposit withdrawals.


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

                  In the normal course of business, the Bank engages in off-balance sheet activity to hedge interest rate risk. As of December 31, 2001, the Company had two interest rate swap agreements outstanding with a notional value totaling $15.0 million structured as a hedge of specific fixed-rate deposits whose terms coincide with the terms of the swap agreement. The swap agreements are structured so that the Company receives a fixed interest rate and pays a variable rate. The variable rate is based upon LIBOR. These instruments allow management to more closely balance the repricing opportunities of the Company's assets and liabilities and thereby, reduces potential interest rate risk exposure. Although swaps reduce interest rate risk, the potential for profit or loss on interest rate swaps still exists depending upon fluctuations in interest rates.

                  The Company has adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133", and FAS 138, "Accounting for Certain Derivative Instruments and certain Hedging Activities". These statements require the Company to designate all derivative instruments as either fair value hedges or cash flow hedges and to record the hedge on the balance sheet at it fair market value. The net gain/loss on instruments classified as cash flow hedges are reported as changes in other comprehensive income. The net gain/loss on instruments classified as fair value hedges are reported as increases/decreases in current year earnings. The Company's two interest rate swaps noted in the previous paragraph are classified as fair value hedges with a fair market value of $8,000.

                  The Company does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates. The following table summarizes the relationship between repricing opportunities of interest-bearing assets and liabilities across various time horizons as of December 31, 2001. "GAP" is defined as the difference between interest bearing assets and liabilities which mature or reprice within the specified time period.


                                     0-90       91-180      181-360      +360
(000's Omitted)                      DAYS        DAYS         DAYS       DAYS        TOTAL
---------------                    --------    --------    --------    --------     --------

Investments                        $  5,347    $   --      $   --      $   --       $  5,347
CSV Life Insurance                 $    632    $   --      $   --      $   --       $    632
Loans                              $ 80,551    $  5,107    $  9,206    $ 30,741     $125,605
                                   --------    --------    --------    --------     --------
  Total Repriceable Assets         $ 86,530    $  5,107    $  9,206    $ 30,741     $131,584

NOW accounts                       $  2,302    $   --      $   --      $   --       $  2,302
Money Market accounts              $ 52,801    $   --      $   --      $   --       $ 52,801
Time Deposits of less than $100M   $  6,544    $  3,460    $  4,493    $ 10,307     $ 24,804
Time Deposits of $100M or more     $  2,491    $  1,266    $ 12,313    $ 17,784     $ 33,854
Federal Funds Purchased            $    815    $   --      $   --      $   --       $    815
Interest Rate Swaps                $ 15,000    $   --      $   --      $(15,000)    $   --
                                   --------    --------    --------    --------     --------
  Total Repriceable Liabilities    $ 79,953    $  4,726    $ 16,806    $ 13,091     $114,576

GAP                                $  6,577    $    381    $ (7,600)   $ 17,650
Cumulative GAP                     $  6,577    $  6,958    $   (642)   $ 17,008
Cumulative GAP/Total Assets            4.9%        5.2%       -0.5%       12.7%

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

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

                  This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.
                  A number of factors, many of which are beyond the ability of the Company to control or predict, could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following: (i) the strength of the local and national economy;
(ii) the economic impact of September 11th; (iii) changes in state and federal laws, regulations and governmental policies concerning the Company's general business; (iv) changes in interest rates and prepayment rates of the Company's assets; (v) increased competition in the financial services sector and the inability to attract new customers; (vi) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (vii) the loss of key executives or employees; (viii) changes in consumer spending; (ix) unexpected results of acquisitions; (x) unexpected outcomes of existing or new litigation involving the Company; and (xi) changes in accounting policies and practices. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                                   SCHEDULE 1
          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                              AVERAGE BALANCE SHEET




                                  FOR THE YEAR ENDED    FOR THE YEAR ENDED
                                  DECEMBER 31, 2001     DECEMBER 31, 2000
                                  -----------------     -----------------
Cash and Due From Banks             $   2,486,233         $   2,470,855
Federal Funds Sold                        887,003             1,663,732
Investment Securities (Taxable)         7,757,898             8,152,896
Loans:
  Commercial                           31,238,702            26,630,429
  Commercial Real Estate               64,175,781            44,618,345
  Residential Real Estate              24,960,508            21,759,343
  Industrial Revenue Bonds              1,997,198             2,655,569
  Leases                                1,127,594               141,836
  Installment and Consumer                238,885               221,432
                                  -----------------     -----------------
    Total Loans                       123,738,668            96,026,954
Less: Allowance for Loan Losses        (1,965,799)             (940,425)
                                  -----------------     -----------------
    Net Loans                         121,772,869            95,086,529
Fixed Assets                              161,100                79,491
Other Assets                            2,257,797             1,183,610
                                  -----------------     -----------------
    Total Assets                    $ 135,322,900         $ 108,637,113
                                  =================     =================



Demand Deposits                     $   7,264,187         $   6,670,805
Interest Bearing Deposits
  NOW                                   2,113,772             1,573,632
  Money Market                         56,750,217            45,961,910
  Time Deposits                        55,951,694            42,967,959
                                  -----------------     -----------------
    Total Deposits                    122,079,870            97,174,306
Federal Funds Purchased                   943,167               684,044
Subordinated Note                       2,816,438             1,693,989
Other Liabilities                       1,112,456             1,084,293
                                  -----------------     -----------------
    Total Liabilities                 126,951,931           100,636,632
Equity Capital                          8,370,969             8,000,481
                                  -----------------     -----------------
    Total Liabilities and Capital   $ 135,322,900         $ 108,637,113
                                  =================     =================

                                   SCHEDULE 2
               SUMMARY OF INTEREST RATES AND INTEREST DIFFERENTIAL


                                YEAR ENDED DECEMBER 31, 2001           YEAR ENDED DECEMBER 31, 2000
                           -----------------------------------   ----------------------------------------
                             AVERAGE        RELATED      YIELD     AVERAGE         RELATED          YIELD
                             BALANCE        INTEREST     RATE      BALANCE         INTEREST         RATE
                          ------------   ------------    ----    ------------    ------------       ----

Earning Assets:
Federal Funds Sold        $    877,003   $     34,506    3.93%   $  1,663,732    $    103,483       6.22%
Taxable Securities           7,757,898        355,300    4.58%      8,152,896         547,503       6.72%
Loans (a)(b)               123,738,668      9,673,677    7.82%     96,026,954       8,671,969       9.03%
                          ------------   ------------    ----    ------------    ------------       ----
Total Earning Assets      $132,373,569   $ 10,063,483    7.60%   $105,843,582    $  9,322,955       8.81%

Interest Bearing
Liabilities:
NOW Accounts              $  2,113,772   $     75,301    3.56%   $  1,573,632    $     86,866       5.52%
Money Market                56,750,217      2,384,418    4.20%     45,961,910       2,835,204       6.17%
Time Deposits               55,951,694      3,081,456    5.51%     42,967,959       2,789,610       6.49%
Subordinated Debt            2,816,438        254,781    9.05%      1,693,989         186,849      11.03%
Federal Funds Purchased        943,167         39,805    4.22%        684,044          45,134       6.60%
                          ------------   ------------    ----    ------------    ------------       ----
Total Interest Bearing    $118,575,288   $  5,835,761    4.92%   $ 92,881,534    $  5,943,663       6.40%
Liabilities

Interest Spread                          $  4,227,722    2.68%                   $  3,379,292       2.41%

Interest Margin                          $  4,227,722    3.19%                   $  3,379,292       3.19%


(a)   Loan interest income includes net loan fees.
(b)   Nonaccruing loans are included in the computation of average balances.

                                   SCHEDULE 3
                 CHANGE IN INTEREST INCOME AND INTEREST EXPENSE




                                    NET AMOUNT    INCREASE (DECREASE) DUE TO:
                                    OF CHANGE       VOLUME           RATE
                                 -----------     -----------    -----------
Increase (Decrease) for 2001


Federal Funds Sold               $   (68,977)    $   (48,934)   $   (20,043)
Taxable Securities                  (192,203)        (26,526)      (165,677)
Loans                              1,001,708       2,502,580     (1,500,872)
                                 -----------     -----------    -----------

  Total Interest Income          $   740,528     $ 2,427,120    $(1,686,592)



NOW Accounts                     $   (11,565)         29,816    $   (41,381)
Money Market                        (450,786)        665,487     (1,116,273)
Time Deposits                        291,846         842,943       (551,097)
Subordinated Debt                     67,932         186,849       (118,917)
Federal Funds Purchased               (5,329)         17,097        (22,426)
                                 -----------     -----------    -----------

  Total Interest Expense         $  (107,902)    $ 1,742,193    $(1,850,095)
                                 -----------     -----------    -----------



Net Change for 2001              $   848,430     $   684,927    $   163,503
                                 ===========     ===========    ===========


         Note: The application of the rate/volume variance has been allocated in full to the rate variance.

                                   SCHEDULE 4
                        MATURITY SCHEDULE OF INVESTMENTS


                                                      ONE YEAR       FIVE YEARS
                                      LESS THAN       THROUGH        THROUGH           AFTER
                                      ONE YEAR        FIVE YEARS     10 YEARS          10 YEARS        TOTAL
                                      --------        ----------     --------          --------        -----

DECEMBER 31, 2001

Available for Sale Securities
Corporate Demand Notes                $        -      $       -      $      -      $   4,780,000    $  4,780,000
Weighted Average Yield                                                                 2.34%           2.34%

Total Securities                      $        -      $       -      $      -      $   4,780,000    $  4,780,000
                                      ==========      =========      ========      =============    ============

Weighted Average
Total Yield                                    -              -             -          2.34%           2.34%
                                      ==========      =========      ========      =============    ============



DECEMBER 31, 2000

Available for Sale Securities
Corporate Demand Notes                $        -      $       -      $      -      $  13,665,000    $ 13,665,000
Weighted Average Yield                                                                 6.93%           6.93%

Total Securities                      $        -      $       -      $      -      $  13,665,000    $ 13,665,000
                                      ==========      =========      ========      =============    ============

Weighted Average
Total Yield                                    -              -             -          6.93%           6.93%
                                      ==========      =========      ========      =============    ============

                                   SCHEDULE 5
                SCHEDULE OF INVESTMENTS EXCEEDING 10% OF CAPITAL


                  The outstanding book and market values of the following taxable variable rate demand notes exceeded 10% of shareholders' equity as of December 31, 2001 and at December 31, 2000. The domestic, federally insured financial institution issuing the irrevocable letter of credit securing the note is also detailed below.


ISSUER                                          FINANCIAL INSTITUTION          BOOK VALUE           MARKET VALUE
------                                          ---------------------          ----------           ------------

DECEMBER 31, 2001

Cal-Chlor Corporation                           S&T Bank                                  900,000          900,000
Blodgett Capital LLC                            Citizens Bank                             960,000          960,000
Maroon Capital Company                          S&T Bank                                1,040,000        1,040,000
                                                                               ------------------   --------------

                                                                               $        2,900,000   $    2,900,000
                                                                               ==================   ==============



DECEMBER 31, 2000

Katz Capital Corporation                        Citizens Bank                  $        1,065,000   $    1,065,000
Patt's Enterprises, LLC                         National City Bank                      1,855,000        1,855,000
Cunat Capital Corporation Timber Oaks           Amcore Bank                             1,830,000        1,830,000
Junction Point, LLC                             Johnson Bank                            1,115,000        1,115,000
International Properties, LLP                   Johnson Bank                            1,000,000        1,000,000
Capital Financing, LLC                          North Country                             875,000          875,000
Cal-Chlor Corporation                           S&T Bank                                1,000,000        1,000,000
Maroon Capital Company                          S&T Bank                                1,100,000        1,100,000
                                                                               ------------------   --------------

                                                                               $        9,840,000   $    9,840,000
                                                                               ==================   ==============


                                   SCHEDULE 6
                                  LOAN SUMMARY


                  The following table summarizes the distribution of the Company's loan portfolio expressed in dollar amounts and as a percentage of the total portfolio as of December 31, 2001 and December 31, 2000.


                                                  DECEMBER 31, 2001                     DECEMBER 31, 2000
                                               AMOUNT           PERCENT              AMOUNT          PERCENT
                                          ----------------      -------         ----------------     ------

Commercial                                $    28,224,755       22.52%          $    32,197,729      26.70%
Real Estate:
  Construction                                 17,000,955       13.57%                9,940,355       8.24%
  Commercial                                   57,997,188       46.28%               47,088,093      39.05%
  Residential                                  19,607,032       15.65%               26,892,457      22.30%
Industrial Revenue Bonds
  and Municipals                                1,196,306        0.95%                3,053,612       2.53%
Leasing Finance Receivable                      1,022,014        0.82%                1,190,010       0.99%
Installment and Consumer                          272,611        0.22%                  225,284       0.19%
                                          ---------------      ------          ----------------     ------

Total Loans                               $   125,320,861      100.00%         $    120,587,540     100.00%
                                          ===============      ======          ================     ======

                                   SCHEDULE 7
          LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES


                  The following schedules summarize the maturities and sensitivity to changes in interest rates of the Company's loan portfolio at December 31, 2001 and December 31, 2000.

                                 LOAN MATURITIES

                                                          ONE YEAR
                                  LESS THAN               THROUGH            AFTER
                                  ONE YEAR               FIVE YEARS         5 YEARS            TOTAL
                                 ------------         --------------     -------------     --------------
DECEMBER 31, 2001
Commercial                       $ 15,682,120         $    8,702,830     $   3,839,805     $   28,224,755
Real Estate Construction            6,846,900              7,934,055         2,220,000         17,000,955
Real Estate Commercial              4,088,929             43,907,329        10,000,930         57,997,188
                                 ------------         --------------     -------------     --------------
  Total                          $ 26,617,949         $   60,544,214     $  16,060,735     $  103,222,898
                                 ============         ==============     =============     ==============


DECEMBER 31, 2000
Commercial                       $ 18,982,016         $   11,484,764     $   1,730,949     $   32,197,729
Real Estate Construction            1,014,152              6,434,613         2,491,590          9,940,355
Real Estate Commercial              3,650,077             31,667,420        11,770,596         47,088,093
                                 ------------         --------------     -------------     --------------
  Total                          $ 23,646,245         $   49,586,797     $  15,993,135     $   89,226,177
                                 ============         ==============     =============     ==============


                    AMOUNTS WITH MATURITIES EXCEEDING 1 YEAR

                                                   FLOATING OR
                                    PREDETERMINED  ADJUSTABLE
                                        RATES         RATE           TOTAL
                                     -----------   -----------   -----------
        DECEMBER 31, 2001
          Commercial                 $ 2,954,309   $ 9,588,326   $12,542,635
          Real Estate Construction     3,472,090     6,681,965    10,154,055
          Real Estate Commercial      26,188,637    27,719,622    53,908,259
                                     -----------   -----------   -----------
            Total                    $32,615,036   $43,989,913   $76,604,949
                                     ===========   ===========   ===========


        DECEMBER 31, 2000
          Commercial                 $ 6,467,086   $ 6,748,627   $13,215,713
          Real Estate Construction     6,151,700     2,774,503     8,926,203
          Real Estate Commercial      31,628,033    11,809,983    43,438,016
                                     -----------   -----------   -----------
            Total                    $44,246,819   $21,333,113   $65,579,932
                                     ===========   ===========   ===========

                                   SCHEDULE 8
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


                                      2001           2000
                                  -----------    -----------

Beginning Loan Loss Reserve       $ 1,808,813    $   770,773

CHARGE-OFFS:
  Commercial                         (771,717)             0
  Real Estate:
    Construction                            0              0
    Commercial                              0              0
    Residential                             0              0
  Installment & Consumer                    0              0

RECOVERIES:
  Commercial                                0              0
  Real Estate:
    Construction                            0              0
    Commercial                              0              0
    Residential                             0              0
  Installment & Consumer                    0              0
                                  -----------    -----------

Net Charge-offs/Recoveries                  0              0

Provision charged to operations       847,235      1,038,040
                                  -----------    -----------

Balance at end of period          $ 1,884,331    $ 1,808,813
                                  ===========    ===========

                                   SCHEDULE 9
                           SUMMARY OF AVERAGE DEPOSITS




                                              YEAR ENDED                 YEAR ENDED
                                              ----------                 ----------
                                           DECEMBER 31, 2001          DECEMBER 31, 2000
                                        ----------------------    ----------------------
                                           AVERAGE         RATE      AVERAGE        RATE
                                           BALANCE         PAID      BALANCE        PAID
                                        ------------      ----    ------------      ----
DEPOSITS IN DOMESTIC BANK OFFICES:

Non-Interest Bearing Demand             $  7,280,368        --    $  6,670,805        --
NOW Accounts                               2,113,772      3.56%      1,573,632      5.52%
Money Market Accounts                     56,750,217      4.20%     45,961,910      6.17%
Time Deposits                             55,951,694      5.51%     42,967,959      6.49%
                                        ------------      ----    ------------      ----

Total Deposits                          $122,096,051      4.54%   $ 97,174,306      5.88%
                                        ============      ====    ============      ====

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

Independent Auditor's Report .........................................   30

Consolidated Balance Sheet (December 31, 2001 and 2000) ..............   31

Consolidated Statements of Income
         (For the years ended December 31, 2001, 2000 and 1999) ......   32

Consolidated Statements of Changes in Stockholders' Equity
         (For the years ended  December 31, 2001,  2000 and 1999) ....   33

Consolidated Statements of Cash Flows
         (For the years ended December 31, 2001, 2000 and 1999) ......   34

Notes ................................................................   35

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
InvestorsBancorp, Inc. and Subsidiary
Waukesha, Wisconsin

We have audited the accompanying consolidated balance sheets of InvestorsBancorp, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InvestorsBancorp, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.


                                               VIRCHOW, KRAUSE & COMPANY, LLP



Milwaukee, Wisconsin
January 30, 2002

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------


                                                                               2001                      2000
                                                                          --------------          -------------
                                    ASSETS
   Cash and due from banks                                                $   2,004,926           $   3,453,639
   Federal funds sold                                                                --               1,250,000
                                                                          -------------           -------------
       Cash and cash equivalents                                              2,004,926               4,703,639
   Available for sale securities - stated at fair value                       5,347,264              14,391,194
   Loans, less allowance for loan losses of $1,884,331 and
       $1,808,813 in 2001 and 2000, respectively                            123,436,530             118,778,727
   Mortgage loans held for sale                                                 284,000                 100,000
   Premises and equipment, net                                                  182,360                  87,539
   Accrued interest receivable and other assets                               2,505,325               2,759,252
                                                                          -------------           -------------

          TOTAL ASSETS                                                    $ 133,760,405           $ 140,820,351
                                                                          =============           =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits
       Demand                                                             $   6,239,453           $   8,031,571
       Savings and NOW                                                       55,119,150              62,597,776
       Other Time                                                            58,655,079              58,173,494
                                                                          -------------           -------------
          Total Deposits                                                    120,013,682             128,802,841
   Federal funds purchased                                                      815,000                      --
   Other borrowings                                                           3,000,000               2,500,000
   Accrued interest payable and other liabilities                             1,040,308               1,551,325
                                                                          -------------           -------------
       Total Liabilities                                                    124,868,990             132,854,166
                                                                          -------------           -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
       -0- issued                                                                    --                      --
   Common stock, $.01 par value,
       9,000,000 shares authorized, 1,050,000
       shares issued                                                             10,500                  10,500
   Surplus                                                                    7,316,900               7,316,900
   Retained earnings                                                          2,374,996                 901,948
   Treasury stock, 110,000 and 37,351 shares in 2001 and 2000,
       respectively, at cost                                                   (810,981)               (263,163)
                                                                          -------------           -------------
       Total Stockholders' Equity                                             8,891,415               7,966,185
                                                                          -------------           -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 133,760,405           $ 140,820,351
                                                                          =============           =============



          See accompanying notes to consolidated financial statements

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

                                                                                  2001                2000                1999
                                                                             -------------------------------------------------------

INTEREST INCOME

   Interest and fees on loans                                                $  9,673,677          $ 8,671,969          $ 5,004,902
   Interest on investment securities -
       taxable                                                                    355,300              547,503              443,664
   Interest on federal funds sold                                                  34,506              103,483               82,883
                                                                              -----------          -----------          ------------
       Total Interest Income                                                   10,063,483            9,322,955            5,531,449
                                                                                                   -----------          ------------

INTEREST EXPENSE
   Interest on deposits                                                         5,541,175            5,711,680            3,079,994
   Interest on federal funds purchased                                             39,805               45,134                9,507
   Interest on other borrowings                                                   254,781              186,849                   --
                                                                              -----------          -----------          ------------
       Total Interest Expense                                                   5,835,761            5,943,663            3,089,501
                                                                              -----------          -----------          ------------

Net interest income before provision for loan losses                            4,227,722            3,379,292            2,441,948
   Provision for loan losses                                                      847,235            1,038,040              374,969
                                                                              -----------          -----------          ------------
Net interest income after provision for loan losses                             3,380,487            2,341,252            2,066,979
                                                                              -----------          -----------          ------------

NONINTEREST INCOME
   Service fees                                                                   147,709              119,330               71,276
   Management service fees                                                        991,511            1,012,023              872,201
   Service release premiums                                                       657,349              416,989              565,897
   Other income                                                                    31,894                8,478                2,852
       Total Noninterest Income                                                 1,828,463            1,556,820            1,512,226
                                                                              -----------          -----------          ------------
NONINTEREST EXPENSES
   Salaries                                                                     1,733,701            1,785,790            1,540,302
   Pension, profit sharing and other employee benefits                            482,254              477,476              441,455
   Occupancy                                                                      113,729              109,933               89,644
   Furniture and equipment expenses                                               119,635              107,364              104,258
   Data processing services                                                       154,273              116,845               85,466
   Other expenses                                                                 464,448              465,987              361,830
                                                                               -----------          -----------         ------------
       Total Noninterest Expenses                                               3,068,040            3,063,395            2,622,955
                                                                               -----------          -----------         ------------
Income before income taxes                                                      2,140,910              834,677              956,250
   Less:  Applicable income taxes                                                 667,862              272,229              361,878
                                                                                                   -----------          -----------

Income before cumulative effect of a change in
   accounting principle                                                         1,473,048              562,448              594,372
Cumulative effect of expensing start up costs as incurred, net of
   tax benefit of $72,067                                                              --                   --             (111,713)
                                                                              -----------          -----------          -----------
       NET INCOME                                                             $ 1,473,048          $   562,448          $   482,659
                                                                              ===========         ============          ===========

         Basic per share income before cumulative effect of a change
          in accounting principle                                             $      1.53          $      0.54          $      0.57
         Basic per share cumulative effect on prior years of
          expensing start up costs as incurred                                          -                    -                (0.11)
                                                                              -----------          -----------          -----------
               Basic earnings per share                                       $      1.53          $      0.54          $      0.46
                                                                              -----------          -----------          -----------

         Diluted per share income before cumulative effect of a
          change in accounting principle                                      $      1.51          $      0.54          $      0.57
         Diluted per share cumulative effect on prior years of
          expensing start up costs as incurred                                          -                    -                (0.11)
                                                                              -----------          -----------          -----------
               Diluted earnings per share                                     $      1.51          $      0.54          $      0.46
                                                                              ===========          ===========          ===========
         Weighted average shares outstanding                                      964,410            1,042,538            1,050,000
                                                                              ===========          ===========          ===========



          See accompanying notes to consolidated financial statements

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years Ended December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------


                                                          COMMON                       RETAINED       TREASURY
                                                           STOCK          SURPLUS      EARNINGS        STOCK              TOTAL
                                                           -----          -------      --------        -----              -----
BALANCES - December 31, 1998                            $    10,000    $ 6,979,900    $   194,341      $       --     $ 7,184,241
       Net income - 1999                                         --             --        482,659              --         482,659
   Stock dividend (50,000 shares at $6.75 per share)            500        337,000       (337,500)             --              --
                                                        -----------    -----------    -----------     -----------     -----------

BALANCES - December 31, 1999                                 10,500      7,316,900        339,500              --       7,666,900
       Net income - 2000                                         --             --        562,448              --         562,448
   Purchase of 37,351 shares of treasury stock                   --             --             --        (263,163)       (263,163)
                                                        -----------    -----------    -----------     -----------     -----------

BALANCES - December 31, 2000                                 10,500      7,316,900        901,948        (263,163)      7,966,185
       Net income - 2001                                                                1,473,048                       1,473,048
   Purchase of 72,649 shares of treasury stock                   --             --             --        (547,818)       (547,818)
                                                        -----------    -----------    -----------     -----------     -----------

BALANCES - December 31, 2001                            $    10,500    $ 7,316,900    $ 2,374,996     $  (810,981)    $ 8,891,415
                                                        ===========    ===========    ===========     ===========     ===========


           See accompanying notes to consolidated financial statements

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2001, 2000 and 1999


--------------------------------------------------------------------------------

                                                                        2001                      2000                     1999
                                                                     ------------             ------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                       $  1,473,048             $    562,448             $    482,659
    Adjustments to reconcile net income to
      net cash flows from operating
      activities
        Depreciation                                                       60,286                   38,105                   40,954
        Loss on disposal of premises and equipment                           --                     (2,446)                    --
        Provision for loan losses                                         847,235                1,038,040                  374,969
        Provision (benefit) for deferred taxes                           (147,816)                (408,217)                (200,276)
        Net change in
           Mortgage loans held for sale                                  (184,000)                 466,100                1,666,557
           Accrued interest receivable and other assets                       (76)              (1,239,422)                 206,699
           Accrued interest payable and other liabilities                (109,198)                 312,509                  215,844
                                                                     ------------             ------------             ------------
        Net Cash Flows from Operating Activities                        1,939,479                  767,117                2,787,406
                                                                     ------------             ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Activity in available for sale securities
        Maturities, prepayments, sales and calls                       14,778,930               10,835,000               17,895,000
        Purchases                                                      (5,735,000)             (18,966,194)              (9,175,000)
    Activity in held to maturity securities -
        maturities, prepayments and calls                                    --                       --                  3,980,493
    Net increase in loans                                              (5,505,038)             (43,510,220)             (37,496,804)
    Proceeds from sales of premises and equipment                            --                      4,500                     --
    Additions to premises and equipment                                  (155,107)                 (34,220)                  (7,672)
                                                                     ------------             ------------             ------------
        Net Cash Flows from Investing Activities                        3,383,785              (51,671,134)             (24,803,983)
                                                                     ------------             ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net (decrease) increase in deposits                                (8,789,159)              52,014,635               21,783,616
    Net change in federal funds purchased
      and securities sold under repurchase
      agreements                                                          815,000                 (925,000)                 925,000
    Proceeds from other borrowings                                        500,000                2,500,000                     --
    Purchase of treasury stock                                           (547,818)                (263,163)                    --
                                                                     ------------             ------------             ------------
        Net Cash Flows from Financing Activities                       (8,021,977)              53,326,472               22,708,616
                                                                     ------------             ------------             ------------

           NET CHANGE IN CASH AND CASH EQUIVALENTS                     (2,698,713)               2,422,455                  692,039

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                           4,703,639                2,281,184                1,589,145
                                                                     ------------             ------------             ------------

    CASH AND CASH EQUIVALENTS - END OF YEAR                          $  2,004,926             $  4,703,639             $  2,281,184
                                                                     ============             ============             ============

SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash paid for interest                                           $  6,276,249             $  5,400,054             $  3,052,035
    Cash paid for income taxes                                          1,143,113                  949,982                  226,596

           See accompanying notes to consolidated financial statements

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


--------------------------------------------------------------------------------
 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

    Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred tax assets, and loan servicing rights.

    Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within ninety days.

The subsidiary Bank maintains amounts due from banks which, at times, may exceed federally insured limits. The subsidiary Bank has not experienced any losses in such accounts.

    Interest Bearing Deposits in Banks

Interest bearing deposits in banks mature within one year and are carried at cost.

    Available for Sale Securities

Securities classified as available for sale are those debt securities that the subsidiary Bank intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the subsidiary Bank's assets and liabilities, liquidity needs, regulatory capital consideration, and other similar factors. Securities classified as available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONT)
--------------------------------------------------------------------------------

    Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by the allowance for loan losses and any deferred fees or costs in originating loans. Interest income is accrued on the unpaid principal balance. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payment of interest or principal when they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Cash collections on impaired loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

    Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. The subsidiary Bank also services loans that have been sold with servicing retained by the subsidiary Bank. Such loans are not included in the accompanying consolidated balance sheets.

    Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectibility of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. The allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

A loan is considered impaired when, based on current information and events, it is probable that the subsidiary Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT)
--------------------------------------------------------------------------------


    Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets, which range from 3 to 7 years for furniture and equipment.

    Profit-Sharing Plan

The Company has established a trusteed contributory 401(k) profit-sharing plan for qualified employees. Contributions to the plan are made in accordance with specified formulas or at the discretion of the Board of Directors of the Company. The Company's policy is to fund contributions as accrued.

    Income Taxes

The Company files a consolidated federal income tax return and individual state income tax returns. Accordingly, amounts equal to tax benefits of those companies having taxable federal losses or credits are reimbursed by the other companies that incur federal tax liabilities.

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to the reserve for loan losses, nonaccrual loan income, deferred compensation and fixed assets. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

    Derivative Financial Instruments Designated As Hedges

The Company has adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133", and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements require the Company to designate all derivative instruments as either fair value hedges or cash flow hedges and to record the hedge on the balance sheet at its fair market value. The net gain/loss on instruments classified as cash flow hedges are reported as changes in other comprehensive income. The net gain/loss on instruments classified as fair value hedges are reported as increases/decreases in current year earnings.

As part of the Company's asset/liability management, the Company uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. The swap agreements are accounted for on the "accrual" method. Under that method, the interest component associated with the contract is recognized over the life of the contract in net interest income.

Contracts that do not meet the hedging criteria are classified as trading activities and are recorded at fair value with changes in fair value recorded in earnings.

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT)
--------------------------------------------------------------------------------

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

         CARRYING AMOUNTS APPROXIMATE FAIR VALUES FOR THE FOLLOWING INSTRUMENTS

                  Cash and cash equivalents
                  Available for sale securities
                  Variable rate loans that reprice frequently where no
                     significant change in credit risk has occurred
                  Accrued interest receivable
                  Demand deposits
                  Variable rate money market accounts
                  Variable rate certificates of deposit
                  Accrued interest payable

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

         QUOTED FEES CURRENTLY BEING CHARGED FOR SIMILAR INSTRUMENTS

         Taking into account the remaining terms of the agreements and the counterparties' credit standing:

             Off-balance-sheet instruments
             -----------------------------

                  Guarantees
                  Letters of credit
                  Lending commitments
                  Interest rate swaps

Since the majority of the Company's off-balance-sheet instruments consist of nonfee-producing, variable rate commitments, the Company had determined these do not have a distinguishable fair value.

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT)
--------------------------------------------------------------------------------

    Reclassification

Certain 2000 and 1999 amounts have been reclassified to conform with the 2001 presentation. The reclassifications have no effect on reported amounts of net income or equity.

--------------------------------------------------------------------------------
NOTE 2 - CASH AND DUE FROM BANKS
--------------------------------------------------------------------------------

The Company's subsidiary Bank is required to maintain vault cash and reserve balances with Federal Reserve Banks based upon a percentage of deposits. These requirements approximated $101,000 and $92,000 at December 31, 2001 and 2000, respectively.

--------------------------------------------------------------------------------
NOTE 3 - AVAILABLE FOR SALE SECURITIES
--------------------------------------------------------------------------------

Amortized costs and fair values of available for sale securities as of December 31, 2001 and 2000 are summarized as follows:


                                                           2001
                       ----------------------------------------------------------------------------
                                                 Gross               Gross
                             Amortized        Unrealized          Unrealized
                                Cost            Gains               Losses           Fair Value
                       -----------------  ------------------    ---------------  -----------------
Corporate bonds        $       4,780,000  $                -    $             -  $       4,780,000
Mutual funds                     567,264                   -                  -            567,264
                       -----------------  ------------------    ---------------  -----------------
        Totals         $       5,347,264  $                -    $             -  $       5,347,264
                       ================== ==================    ===============  =================

                                                           2000
                       ----------------------------------------------------------------------------
                                                 Gross               Gross
                             Amortized        Unrealized          Unrealized
                                Cost            Gains               Losses           Fair Value
                       -----------------  ------------------    ---------------  -----------------
Corporate bonds        $      13,665,000  $                -    $             -  $      13,665,000
Mutual funds                     726,194                   -                  -            726,194
                       -----------------  ------------------    ---------------  -----------------
        Totals         $      14,391,194  $                -    $             -  $      14,391,194
                       =================  ==================    ===============  =================

The amortized cost and fair value of available for sale securities as of December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities in mutual funds since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

                                                         2001
                                         ------------------------------------
                                                Amortized
                                                   Cost         Fair Value
                                         -----------------  -----------------
    Due in one year or less              $       4,780,000  $       4,780,000
                                         ================== =================

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


--------------------------------------------------------------------------------
NOTE 4 - LOANS
--------------------------------------------------------------------------------

Major classification of loans are as follows at December 31:

                                                                 2001               2000
                                                          ------------------ -----------------
    Commercial                                            $      28,224,755  $      32,197,729
    Real estate
         Construction                                            17,000,955          9,940,355
         Commercial                                              57,997,188         47,088,093
         Residential                                             19,607,032         26,892,457
    Installment and consumer                                        272,611            225,284
    Municipal loans                                               1,196,306          3,053,612
    Other loans                                                   1,022,014          1,190,010
                                                          ------------------ -----------------
                                                                125,320,861        120,587,540
    Less: Allowance for loan losses                             (1,884,331)        (1,808,813)
                                                          ------------------ -----------------
         Net Loans                                        $     123,436,530  $     118,778,727
                                                          ================== =================

Impaired loans of $1,937,882 and $283,622 at December 31, 2001 and 2000, respectively, have been recognized in the consolidated financial statements. The average recorded amount of impaired loans during 2001 and 2000 was $1,665,779 and $182,569, respectively. Allowance for loan losses related to these loans at December 31, 2001 and 2000 was $256,610 and $42,543, respectively. Interest income on impaired loans of $165,374, $27,279, and $-0- was recognized for cash payments received in 2001, 2000 and 1999, respectively.

Certain directors and executive officers of the Company, and their related interests, had loans outstanding in the aggregate amounts of $511,379 and $1,536,377 at December 31, 2001 and 2000, respectively. During 2001, $634,171 of new loans were made and repayments totaled $1,659,169. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.

--------------------------------------------------------------------------------
NOTE 5 -  LOAN SERVICING
--------------------------------------------------------------------------------

The unpaid principal balance of loans serviced for others, which are not included in the consolidated financial statements, was $115,138,199 and $126,321,348 at December 31, 2001 and 2000, respectively. A portion of these loans, with balances of $108,704,327 and $121,537,690 at December 31, 2001 and 2000, respectively, are loans serviced for The Middleton Doll Company, a related company. Revenue relating to loan servicing for The Middleton Doll Company was $311,031, $328,569 and $337,858 for the years ended December 31, 2001, 2000 and
1999, respectively.

The balance of capitalized servicing rights, net of valuation allowances, included in other assets was $92,159 and $109,263 at December 31, 2001 and 2000, respectively. The balance of retained loan discounts, net of valuation allowance, included in other liabilities was $81,270 and $96,094 at December 31, 2001 and 2000, respectively. The carrying values approximate fair values at December 31, 2001 and 2000. Net premium expense related to these items was $2,280, $2,280, and $2,281 for the years ended December 31, 2001, 2000 and 1999, respectively.

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 6 -  ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

The allowance for loan losses reflected in the accompanying consolidated financial statements represents the allowance available to absorb loan losses. An analysis of changes in the allowance is presented in the following tabulation as of December 31:

                                                                         2001                2000               1999
                                                                  ------------------  ------------------ ------------------
    BALANCE - Beginning of Year                                   $        1,808,813  $          770,773 $          395,804
       Charge-offs                                                         (771,717)                   -                  -
       Provision charged to operations                                       847,235           1,038,040            374,969
                                                                  ------------------  ------------------ ------------------
    BALANCE - End of Year                                         $        1,884,331  $        1,808,813 $          770,773
                                                                  ==================  ================== ==================

--------------------------------------------------------------------------------
NOTE 7 - PREMISES AND EQUIPMENT
--------------------------------------------------------------------------------

Premises and equipment are stated at cost less accumulated depreciation at December 31 and are summarized as follows:

                                                                  2001               2000
                                                           ------------------ -----------------
    Furniture and equipment                                $         352,745  $         197,638
    Less: Accumulated depreciation                                 (170,385)          (110,099)
                                                           ------------------ -----------------
        Net Premises and Equipment                         $         182,360  $          87,539
                                                           ================== =================

Depreciation expense amounted to $60,286, $38,105, and $40,954 in 2001, 2000 and 1999, respectively.

--------------------------------------------------------------------------------
NOTE 8 - DEPOSITS
--------------------------------------------------------------------------------

The aggregate amount of time deposits, each with a minimum denomination of $100,000, was $33,854,061 and $23,495,373 at December 31, 2001 and 2000,
respectively.

At December 31, 2001, the scheduled maturities of time deposits are as follows:

    2002                                     $      30,563,153
    2003                                             5,218,129
    2004                                             4,211,211
    2005                                             2,957,125
    2006                                            15,705,461
                                             -----------------
                                             $      58,655,079
                                             =================

--------------------------------------------------------------------------------
NOTE 9 - OTHER BORROWINGS
--------------------------------------------------------------------------------

The Company borrowed $2,500,000 from The Middleton Doll Company, an affiliated company. The note is unsecured and bears interest at Prime Rate plus 2%. Interest is payable quarterly with principal due April 30, 2010.

In 2001, the Company borrowed $500,000 from the Schonath Family Partnership, an affiliated company. The note is unsecured and bears interest at Prime Rate plus 2%. Interest is payable quarterly with principal due May 1, 2011.

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 10 - STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

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

The fair value of the awards is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in 2001, 2000 and 1999, respectively: dividend yield of 0, 0 and 0 percent, expected volatility of 11.8, 23.4 and 23.4 percent, risk-free interest rate of 4.88, 6.99 and 7.10 percent, and expected lives of 10 years.

Activity is summarized in the following table:

                                                         2001                   2000                      1999
                                            -----------------------     -----------------------     ------------------------
                                                           Weighted                    Weighted                     Weighted
                                                            Average                     Average                     Average
                                              Shares         Price        Shares         Price        Shares         Price
                                            -----------------------     ---------- ------------    ----------- -------------
OUTSTANDING - Beginning of Year                 13,475 $      7.13          11,025 $      7.55           7,500 $       7.33
      Granted                                    4,400        7.00           8,150        6.75           3,150         8.10
      Cancelled                                 (3,125)      (7.24)         (5,700)      (7.39)              -            -
      5% stock dividend                              -          -               -           -              375         7.33
                                            ----------                  ----------                  ----------
OUTSTANDING - End of Year                       14,750        7.07          13,475        7.13          11,025         7.55
                                            ==========                  ==========                  ==========
Exercisable at year end                         11,890        7.01           8,495        7.05           3,938         7.33
Weighted average fair value of
    options granted                         $     1.92                  $     3.65                  $     4.49
Available for future grant at year end          85,250                      86,525                      88,975

The following table summarizes information about Plan awards outstanding at December 31, 2001:

                                                  Options Outstanding                           Options Exercisable
                                        -----------------------------------------------        ---------------------------
                                                        Weighted-          Weighted-                            Weighted-
                                                         Average            Average                              Average
                                           Number       Remaining         Exercisable             Number        Exercise
                Exercise Price          Outstanding   Contractual Life       Price             Exercisable       Price
                --------------          -----------   ----------------    -------------        -----------    -----------
                 $6.75 - $8.10            14,750       5.54 years         $        7.07            11,890     $   7.01

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

FASB Statement 123 encourages a "fair value" based method of accounting for stock-based compensation plans. Had compensation cost for the Company's plan been determined based upon the fair value at the grant dates as prescribed by FASB Statement 123, the Company's net income and income per share would be the pro forma amounts indicated below:

                                                                          2001                2000               1999
                                                                          ----                ----               ----
    Net income - as reported                                       $   1,473,048        $   562,448        $    482,659
         Pro forma                                                 $   1,469,911        $   552,551        $    481,485
    Basic earnings per share - as reported                         $        1.53        $      0.54        $       0.46
         Pro forma                                                 $        1.52        $      0.53        $       0.48
    Diluted earnings per share - as reported                       $        1.51        $      0.54        $       0.46
         Pro forma                                                 $        1.51        $      0.53        $       0.48

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 10 - STOCKHOLDERS' EQUITY (cont.)
--------------------------------------------------------------------------------

A reconciliation of the numerators and the denominators of earnings per share and earnings per share assuming dilution are:


                                                                                                            Per Share
                                                                         Income             Shares           Amount
                                                                   ------------------  ------------------ -----------------
    2001
         Earnings per share                                        $        1,473,048            964,410  $            1.53
                                                                                                          =================
         Effect of options                                                                         8,859
                                                                                       -----------------
         Earnings per share - assuming dilution                    $        1,473,048            973,269  $            1.51
                                                                   ==================  ================== =================
    2000
         Earnings per share                                        $          562,448          1,042,538  $            0.54
                                                                                                          =================
         Effect of options
                                                                                                       -
                                                                                       -----------------
         Earnings per share - assuming dilution                    $          562,448          1,042,538  $            0.54
                                                                   ==================  ================== =================
    1999
         Earnings per share                                        $          482,659          1,050,000  $            0.46
                                                                                                          =================
         Effect of options                                                                         3,118
                                                                                       -----------------
         Earnings per share - assuming dilution                    $          482,659          1,053,118  $            0.46
                                                                   ==================  ================== =================

--------------------------------------------------------------------------------
NOTE 11 - INCOME TAXES
--------------------------------------------------------------------------------

The provision for income taxes included in the accompanying consolidated financial statements consists of the following components at December 31:

                                                          2001                2000               1999
                                                   ------------------  ------------------ -----------------
    Current Taxes
         Federal                                   $          811,253  $         565,695  $         460,038
         State                                                  4,425            114,751            102,116
                                                   ------------------  -----------------  -----------------
                                                              815,678            680,446            562,154
                                                   ------------------  -----------------  -----------------

    Deferred Income Taxes (Benefit)
         Federal                                            (127,719)          (352,716)          (173,047)
         State                                               (20,097)           (55,501)           (27,229)
                                                   ------------------  -----------------  -----------------
                                                            (147,816)          (408,217)          (200,276)
                                                   ------------------  -----------------  -----------------
         Total Provision for Income Taxes          $          667,862  $         272,229  $         361,878
                                                   ==================  =================  =================

The net deferred tax assets in the accompanying consolidated balance sheets include the following amounts of deferred tax assets and liabilities at December 31:

                                                  2001               2000
                                           ------------------ -----------------
    Deferred Tax Assets
         Allowance for loan losses         $         814,932  $         665,752
         Deferred compensation                        23,610             18,180
         Organizational costs                         14,787             33,964
         Other                                        21,303              1,155
    Deferred Tax Liabilities
         Depreciation                               (24,734)           (16,969)
                                           ------------------ -----------------
                                           $         849,898  $         702,082
                                           ================== =================

Management believes it is more likely than not, that the gross deferred tax assets will be fully realized. Therefore, no valuation allowance has been recorded as of December 31, 2001 and 2000.

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 11 - INCOME TAXES (cont.)
--------------------------------------------------------------------------------

A reconciliation of statutory federal income taxes based upon income before taxes to the provision for federal and state income taxes for the period, as summarized previously, is as follows:

                                                 2001                         2000                         1999
                                     --------------------------        ---------------------   --------------------------
                                                         % of                         % of                         % of
                                                        Pretax                       Pretax                       Pretax
                                         Amount         Income           Amount      Income           Amount      Income
                                     --------------    --------        ----------   ---------   --------------   ---------
    Reconciliation of statutory to
      effective rates
      Federal income taxes at
        statutory rate               $      727,909      34.00%         $  283,790   34.00%      $    325,125      34.00%
          Adjustments for
             Tax exempt interest on
               municipal obligations        (12,698)     (0.59)            (25,111)  (3.01)           (13,237)     (1.40)
             Increases in taxes
               resulting from state
               income taxes                 (16,666)     (0.78)             22,290    2.67             67,397       7.00
             Other - net                    (30,683)     (1.43)             (8,740)  (1.05)           (17,407)     (1.80)
                                     --------------     -------          ---------  ------       ------------     ------
    Effective Income Taxes -
      Operations                     $      667,862      31.20%         $  272,229   32.61%      $    361,878      37.80%
                                     ==============     =======          =========  ======       ============     ======

--------------------------------------------------------------------------------
NOTE 12 - FACILITIES LEASE
--------------------------------------------------------------------------------

The Company leases premises from The Middleton Doll Company, an affiliated entity. Monthly rents are variable based on LIBOR with an agreed upon floor and the agreement is for a ten year renewable term. Lease expenses were $64,979, $62,827, and $46,348 in 2001, 2000 and 1999, respectively.

At December 31, 2001, the future minimum lease payments are as follows:

    2002                                      $          57,618
    2003                                                 57,618
    2004                                                 57,618
    2005                                                 57,618
    2006                                                 57,618
    Thereafter                                          187,259
                                              -----------------
                                              $         475,349
                                              =================

--------------------------------------------------------------------------------
NOTE 13 - RETIREMENT PLANS
--------------------------------------------------------------------------------

The Company has a contributory 401(k) profit-sharing plan covering substantially all employees. The Company must match a percentage of each eligible participant's contribution. Additional contributions to the 401(k) plan by the Company are discretionary and based on factors related to profits. Total expenses related to the plan were $39,337, $39,497, and $46,426 in 2001, 2000 and 1999, respectively.

The Company provides additional supplemental retirement benefits for an executive officer. Such benefits totaled $67,753, $44,583, and $43,099 in 2001, 2000 and 1999, respectively, net of reimbursement from The Middleton Doll Company's management fee. The payments were made at the sole discretion of the Board of Directors. The payments are included in the calculation of the management fee charged to a related Company.

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 14 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

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

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31, 2001 and 2000 is as follows:

                                                                                              2001               2000
                                                                                       -----------------  -----------------
Financial instruments whose contract amounts represent credit risk:
         Commitments to extend credit                                                  $      21,708,619  $      23,081,440
         Credit card commitments                                                       $         539,793  $         483,766
         Standby letters of credit                                                     $         780,671  $         528,741

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

--------------------------------------------------------------------------------
NOTE 15 - INTEREST RATE SWAPS
--------------------------------------------------------------------------------

The Company has entered into various interest rate swap agreements with other companies to manage interest rate exposure. The interest rate swap agreements are structured as hedges of specific fixed-rate deposits whose terms coincide with the terms of the swap agreements. Under the terms of the swap agreements, the parties exchange interest payment streams calculated on the notional principal amount. The swap agreements are structured so that the Company receives a fixed interest rate and pays a variable rate based on various rate indexes. The swap agreements' expirations coincide with the maturity of the fixed rate deposits. Although these swaps reduce interest rate risk, the potential for profit or loss on interest rate swaps still exists depending upon fluctuations in interest rates. The Company may be susceptible to risk with respect to interest rate swap agreements to the extent of nonperformance by the financial institutions participating in the interest rate swap agreements. However, the Company does not anticipate nonperformance by these institutions.

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 15 - INTEREST RATE SWAPS (cont.)
--------------------------------------------------------------------------------

The following table summarizes the interest rate swap agreements in effect at December 31, 2001, all of which are classified as fair value hedges.

                              Fair Value          Variable Interest     Fixed Interest   Expiration
   Notional Amount              Amount               Rate Paid          Rate Received      Date           Rate Index
   ---------------            ----------          -----------------     -------------    ----------     -------------
$        5,000,000       $        21,786                  1.87375 %            5.75 %       12/5/06     1 Month LIBOR
        10,000,000              (13,734)                  1.87375 %            6.00 %       6/16/08     1 Month LIBOR

There was no net gain/loss recognized in earnings in 2001, 2000 and 1999. As a result of hedge arrangements, the Company recognized a decrease in interest expense of $340,914, $49,370, and $23,402 in 2001, 2000 and 1999, respectively.

--------------------------------------------------------------------------------
NOTE 16 - CONCENTRATION OF CREDIT RISK
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
NOTE 17 - RETAINED EARNINGS
--------------------------------------------------------------------------------

The principal source of income and funds of InvestorsBancorp, Inc. are dividends from its subsidiary Bank.

Dividends declared by the subsidiary Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by Federal and State regulatory agencies. Under this formula, dividends of approximately $2,224,000 may be paid without prior regulatory approval. Maintenance of adequate capital at the subsidiary Bank effectively restricts potential dividends to an amount less than $2,224,000.

--------------------------------------------------------------------------------
NOTE 18 - REGULATORY CAPITAL REQUIREMENTS
--------------------------------------------------------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy requires the Company and the subsidiary Bank to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes that as of December 31, 2001 and 2000 the Company and the subsidiary Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notification from the regulatory agencies categorized the subsidiary Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier 1 leverage ratios as set forth in the table on the following page. There are no conditions or events since these notifications that management believes have changed the institution's category.

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 18 - REGULATORY CAPITAL REQUIREMENTS (cont.)
--------------------------------------------------------------------------------

Listed below is a comparison of the Company's and the subsidiary Bank's actual capital amounts with the minimum requirements for well capitalized and adequately capitalized banks, as defined by the federal regulatory agencies' Prompt Corrective Action Rules, as of December 31, 2001 and 2000.

                                                                                                 To Be Well Capitalized Under
                                                                          For Capital Adequacy    Prompt Corrective Action
                                                  Actual                        Purposes                 Provisions
                                       --------------------------        ----------------------  ----------------------------
                                           Amount          Ratio          Amount         Ratio      Amount          Ratio
                                       -------------     --------        --------       -------- ---------       ------------
As of December 31, 2001
   Total capital (to risk weighted
      assets)
      INVESTORSBANCORP, INC.           $  13,429,361      10.9%        $  9,842,856       8.0%       N/A           N/A
      INVESTORSBANK                    $  13,337,639      10.9%        $  9,833,357       8.0%    $ 12,291,697      10.0%
   Tier 1 capital (to risk weighted
      assets)
      INVESTORSBANCORP, INC.           $   8,891,415       7.2%        $  4,921,428       4.0%       N/A           N/A
      INVESTORSBANK                    $  11,801,176       9.6%        $  4,916,679       4.0%    $  7,375,018       6.0%
   Tier 1 capital (to average assets)
      INVESTORSBANCORP, INC.           $   8,891,415       6.6%        $  5,365,979       4.0%       N/A           N/A
      INVESTORSBANK                    $  11,801,176       8.8%        $  5,365,501       4.0%    $  6,706,876       5.0%
As of December 31, 2000
   Total capital (to risk weighted
      assets)
      INVESTORSBANCORP, INC.           $  11,959,319      10.0%        $  9,530,805       8.0%       N/A           N/A
      INVESTORSBANK                    $  11,925,621      10.0%        $  9,530,805       8.0%    $ 11,913,507      10.0%
   Tier 1 capital (to risk weighted
      assets)
      INVESTORSBANCORP, INC.           $   7,966,185       6.7%        $  4,765,403       4.0%       N/A           N/A
      INVESTORSBANK                    $  10,432,487       8.8%        $  4,765,403       4.0%    $  7,148,104       6.0%
   Tier 1 capital (to average assets)
      INVESTORSBANCORP, INC.           $   7,966,185       6.0%        $  5,349,629       4.0%       N/A           N/A
      INVESTORSBANK                    $  10,432,487       7.8%        $  5,349,629       4.0%    $  6,687,037       5.0%

--------------------------------------------------------------------------------
NOTE 19 - RELATED ENTITY
--------------------------------------------------------------------------------

The Company shares common ownership and management with The Middleton Doll Company. The Company charges The Middleton Doll Company a management fee for salaries and employee benefits of common management. The Company also charges a loan servicing fee for loans serviced for the related entity and a leased property servicing fee. The management services fees for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                    2001                2000               1999
                                             ------------------  ------------------ -----------------
         Salaries and benefits               $          505,173  $         506,236  $         446,053
         Leased property servicing                      175,307            177,218             88,290
         Loan servicing                                 311,031            328,569            337,858
                                             ------------------  ------------------ -----------------

                                             $          991,511  $       1,012,023  $         872,201
                                             ==================  ================== =================

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

The estimated fair values of financial instruments at December 31, 2001 and 2000 are as follows:

                                                               2001                                         2000
                                               ---------------------------------------    --------------------------------------
                                                     Carrying           Estimated           Carrying              Estimated
                                                       Amount          Fair Value            Amount               Fair Value
                                               ------------------   ------------------    ------------------   -----------------
FINANCIAL ASSETS

    Cash and cash equivalents                  $        2,004,926   $        2,004,926    $        4,703,639   $       4,703,639
                                               ==================   ==================    ==================   =================
    Securities                                 $        5,347,264   $        5,347,264    $       14,391,194   $      14,391,194
                                               ==================   ==================    ==================   =================
    Loans, net                                 $      123,436,530   $      123,757,693    $      118,778,727   $     118,781,226
                                               ==================   ==================    ==================   =================
    Mortgage loans held for sale               $          284,000   $          284,000    $          100,000   $         100,000
                                               ==================   ==================    ==================   =================
    Cash surrender of life insurance
      policies                                 $          632,349   $          632,349    $          609,375   $         609,375
                                               ==================   ==================    ==================   =================
    Accrued interest receivable                $          603,262   $          603,262    $          923,865   $         923,865
                                               ==================   ==================    ==================   =================
FINANCIAL LIABILITIES

    Deposits                                   $      120,013,682   $      121,954,341    $      128,802,841   $     129,162,662
                                               ==================   ==================    ==================   =================

    Federal funds purchased                    $          815,000   $          815,000    $                -   $               -
                                               ==================   ==================    ===================  =================
    Other borrowings                           $        3,000,000   $        3,000,000    $        2,500,000   $       2,500,000
                                               ==================   ==================    ==================   =================
    Accrued interest payable                   $          593,637   $          593,637    $        1,034,125   $       1,034,125
                                               ==================   ==================    ==================   =================
OFF-BALANCE SHEET
    DERIVATIVES
    Interest rate swaps                        $            8,052   $            8,052    $           56,000   $          56,000
                                               ==================   ==================    ==================   =================

The estimated fair value of fee income on letters of credit at December 31, 2001 and 2000 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2001 and 2000.

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

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 21 - InvestorsBancorp, Inc. (PARENT COMPANY ONLY) FINANCIAL INFORMATION
--------------------------------------------------------------------------------


                            CONDENSED BALANCE SHEETS

                                                                                                 December 31,
                                                                                    ---------------------------------------
                                                                                           2001                  2000
                                                                                    ------------------   ------------------
ASSETS
   Cash and due from banks                                                          $            6,498   $            8,604
   Investment in subsidiaries                                                               11,801,176           10,432,487
   Accrued interest receivable and other assets                                                118,734               71,053
                                                                                    ------------------   ------------------
          TOTAL ASSETS                                                              $       11,926,408   $       10,512,144
                                                                                    ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Other borrowings                                                                 $        3,000,000   $        2,500,000
   Accrued interest payable and other liabilities                                               34,993               45,959
                                                                                    ------------------   ------------------
       Total Liabilities                                                                     3,034,993            2,545,959
                                                                                    ------------------   ------------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
       -0- issued                                                                                    -                    -
   Common stock, $.01 par value,
       9,000,000 shares authorized,
       1,050,000 shares issued                                                                  10,500               10,500
   Surplus                                                                                   7,316,900            7,316,900
   Retained earnings                                                                         2,374,996              901,948
   Treasury stock, 110,000 and 37,351 shares in 2001 and 2000,
       respectively, at cost                                                                 (810,981)            (263,163)
                                                                                    ------------------   ------------------
       Total Stockholders' Equity                                                            8,891,415            7,966,185
                                                                                    ------------------   ------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $       11,926,408   $       10,512,144
                                                                                    ==================   ==================

                         CONDENSED STATEMENTS OF INCOME

                                                                                   Years Ended December 31,
                                                                      -------------------------------------------------
                                                                             2001             2000           1999
                                                                      -------------     ------------    ------------
INCOME
   Dividends from subsidiaries                                        $     300,000     $    157,000    $         -
   Taxable interest on securities                                                 -            5,657              -
                                                                      -------------     ------------    -----------
       Total Income                                                         300,000          162,657              -
                                                                      -------------     ------------    -----------
EXPENSES
   Interest on other borrowings                                             254,781          186,849              -
   Other expenses                                                            41,645                -              -
                                                                      -------------     ------------    -----------
       Total Expenses                                                       296,426          186,849              -
                                                                      -------------     ------------    -----------

Income before income taxes and equity in
   undistributed earnings of subsidiaries                                     3,574          (24,192)             -

   Less:  Applicable income taxes (benefit)                               (100,785)          (71,053)             -
                                                                      -------------     ------------    -----------

Income before equity in undistributed earnings of
   subsidiaries                                                             104,359           46,861              -
   Equity in undistributed earnings of subsidiaries                       1,368,689          515,587        482,659
                                                                      -------------     ------------    -----------

       NET INCOME                                                     $   1,473,048     $    562,448    $   482,659
                                                                      =============     ============    ===========

                      INVESTORSBANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 21 - InvestorsBancorp, Inc. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (cont.)
--------------------------------------------------------------------------------


                        CONDENSED STATEMENTS OF CASH FLOW


                                                                                    Years Ended December 31,
                                                                       -----------------------------------------------
                                                                          2001              2000               1999
                                                                       ----------      -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                         $1,473,048      $    562,448     $     482,659
    Adjustments to reconcile net income to net cash
      flows from operating activities
        Equity in undistributed income of subsidiary                    1,368,689)         (515,587)         (482,659)
        Net change in

           Accrued interest receivable and other assets                   (47,681)          (71,053)                -
           Accrued interest payable and other liabilities                 (10,966)           45,959                 -
                                                                       ----------      ------------     -------------
        Net Cash Flows from Operating Activities                           45,712            21,767                 -
                                                                       ----------      ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from other borrowings                                        500,000         2,500,000                 -
    Purchase of treasury stock                                           (547,818)         (263,163)                -
    Capital contribution to bank                                                -        (2,250,000)                -
                                                                       ----------      ------------     -------------
        Net Cash Flows from Financing Activities                          (47,818)          (13,163)                -
                                                                       ----------      ------------     -------------

           NET CHANGE IN CASH AND CASH EQUIVALENTS                         (2,106)            8,604                 -

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                               8,604                 -                 -
                                                                       ----------      ------------     -------------

    CASH AND CASH EQUIVALENTS - END OF YEAR                            $    6,498      $      8,604     $           -
                                                                       ==========      ============     =============

SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash paid for interest                                             $  265,747 $    $    140,890     $           -

ITEM 8.           CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE

                  Not applicable.
                                    PART III


ITEM 9.           DIRECTORS AND OFFICERS OF THE REGISTRANT

                  DIRECTORS. The information on pages 3-5 of the 2002 Proxy Statement under the caption "Election of Directors" is incorporated by reference.

                  EXECUTIVE OFFICERS. The Company's executive officers who are not also directors are as follows:

                  SUSAN J. HAUKE, 36, has been the Company's controller and vice president--finance since 1997, and was elected secretary in 1999. Ms. Hauke also serves as vice president-finance, controller, and treasurer of the Bank. In addition, she is the vice president--finance, controller, secretary and treasurer of The Middleton Doll Company. Prior to joining The Middleton Doll Company in 1991, Ms. Hauke was a senior accountant at PriceWaterhouseCoopers, LLP.

                  JOSEPH C. MARTIN, 43, was elected a Senior Vice President of the Company and the Bank in January, 2002. Mr. Martin also serves as Senior Vice President of The Middleton Doll Company. From 1999 to 2001 Mr. Martin was Senior Vice President, Regional Business Banking Manager at U.S. Bank (formerly Firstar
Bank). Prior to that Mr. Martin was First Vice President, District Manager at U.S. Bank since 1996.

                  GREG A. MIESKE, 42, was elected vice president-operations and compliance officer of the Company and the Bank in October 1999. He also serves as secretary of the Bank. Prior to joining the Company in December 1998, Mr. Mieske served as a financial examiner for the Department of Financial Institutions of the State of Wisconsin from 1987 until 1998.

                  KIM E. DEMARTINO, 42, was elected senior vice president of the Company and Bank in February 2001. She has served as a mortgage banking officer since joining the Company in 1997. From June 1997 to September 1997, Ms. DeMartino served as a mortgage banking officer of The Middleton Doll Company. Prior to joining The Middleton Doll Company, she served as a mortgage loan originator with M&I Bank from 1996 to 1997 and a mortgage loan originator with Old Kent Bank, Kalamazoo, Michigan from 1995 to 1996.

                  There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.

                  COMPLIANCE WITH SECTION 16(a). The information on pages 5-6 of the 2002 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

ITEM 10.          EXECUTIVE COMPENSATION

                  The information on page 5 of the 2002 Proxy Statement under the subcaption "Compensation of Directors" and the information on pages 6-7 of the 2002 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information on page 5 of the 2002 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

ITEM 12.          CERTAIN RELATIONSHIPS AND TRANSACTIONS

                  The information on page 7 of the 2002 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.


                                     PART IV

ITEM 13.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM
                  8-K

                  (a)(1)            INDEX TO FINANCIAL STATEMENTS

                                    See page 29.

                  (a)(2)            FINANCIAL STATEMENT SCHEDULES

                                    None required.

                  (a)(3)            SCHEDULE OF EXHIBITS

                                    The exhibit index which immediately follows the signature pages to this Form 10-KSB is incorporated by reference.

                  (b)               REPORTS ON FORM 8-K

                                    There were no reports on Form 8-K filed
                                    during the fourth quarter of 2001.

                  (c)               EXHIBITS

                                    The exhibit index to this Form 10-KSB is incorporated by reference.

                                    The exhibits required to be filed with this Form 10-KSB are included with this Form 10-KSB and are located immediately following the Exhibit Index to this Form 10-KSB.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2002.


                                      INVESTORSBANCORP, INC.

                                      By:/s/   George R. Schonath
                                         -----------------------------
                                      George R. Schonath,
                                      Chief Executive Officer


                                      By:/s/   Susan J. Hauke
                                         -----------------------------
                                      Susan J. Hauke, Vice President Finance
                                      And Chief Accounting Officer


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on March 27, 2002.


                  Signature                           Title
                  ---------                           -----



         /s/   Terry L. Mather                        Director
         -----------------------------
         Terry L. Mather


         /s/   Jon McGlocklin                         Director
         -----------------------------
         Jon McGlocklin


         /s/   Donald L. Menefee                      Director
         -----------------------------
         Donald L. Menefee


         /s/   George R. Schonath                     Director
         -----------------------------
         George R. Schonath


         /s/   Donald E. Sydow                        Director
         -----------------------------
         Donald E. Sydow

                                INDEX TO EXHIBITS

EXHIBIT                                                 INCORPORATED HEREIN                         FILED
NO.             DESCRIPTION OF EXHIBITS                 BY REFERENCE TO                             HEREWITH
3.1             Restated Articles of                    Exhibit 2(a) to the Form 10-SB filed
                Incorporation, as amended,              with the Commission on July 24, 1997
                of InvestorsBancorp, Inc.               (SEC File No. 000-29400)

3.2             ByLaws of                               Exhibit 2(b) to the Form 10-SB filed
                InvestorsBancorp, Inc.                  with the Commission on July 24, 1997
                                                        (SEC File No. 000-29400)

4.1             Specimen Common Stock Certificate       Exhibit 4.1 to the Form 10-SB filed
                of InvestorsBancorp, Inc.               with the Commission on July 24, 1997
                                                        (SEC File No. 000-29400)

10.1            InvestorsBancorp, Inc. 1997             Exhibit 6(c) to the Form 10-SB filed
                Equity Incentive Plan                   with the Commission on July 24, 1997
                                                        (SEC File No. 000-29400)

10.2            Amended and Restated                                                                X
                Management Services and
                Allocation of Expenses
                Agreement dated May 1, 2001

10.3            Tax Allocation and Services             Exhibit 6(b) to the Form 10-SB filed
                Agreement                               with the Commission on July 24, 1997
                                                        (SEC File No. 000-29400)

10.4            Promissory Note dated April 28,         Exhibit 6(b) to the Form 10-QSB filed
                2000 between InvestorsBancorp,          with the Commission on May 15, 2000
                Inc. and The Middleton Doll             (SEC File No. 000-29400)
                Company (f/k/a Bando McGlocklin
                Capital Corporation)

10.5            Promissory Note dated May 15,           Exhibit 6(a) to the Form 10-QSB filed
                2001 between InvestorsBancorp,          with the Commission on August 7, 2001
                Inc. and Schonath Family                (SEC File No. 000-29400)
                Partnership, LLC

10.6            Capital and Dividend Plan                                                           X
                dated November 6, 2001

21.1            Subsidiaries of                                                                     X
                InvestorsBancorp, Inc.

99.1            Proxy Statement                                                                     X