Form 10QSB
period 2002-03-31
INVESTORSBANCORP INC
filed 2002-05-13
CIK 1039454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002
                                                --------------

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

As of May 10, 2002, the Issuer had 940,000 shares of $0.01 par value common stock issued and outstanding.

                             INVESTORSBANCORP, INC.

                                FORM 10-QSB INDEX


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of March 31, 2002 (Unaudited) and
                  December 31, 2001 ...................................................................   3

                  Consolidated Statements of Income - For the Three Months
                  Ended March 31, 2002 and 2001 (Unaudited) ...........................................   4

                  Consolidated Statements of Changes in Shareholders' Equity - For the
                  Three Months Ended March 31, 2002 and 2001 (Unaudited) ..............................   5

                  Consolidated Statements of Cash Flows - For the Three Months Ended
                  March 31, 2002 and 2001 (Unaudited) .................................................   6

                  Notes to the Consolidated Financial Statements (Unaudited) ..........................   7

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ...............................................................   8

PART II.          OTHER INFORMATION

                  Item 1. Legal Proceedings ...........................................................  17

                  Item 2. Changes in Securities .......................................................  17

                  Item 3. Defaults Upon Senior Securities .............................................  17

                  Item 4. Submission of Matters to a Vote of Security Holders .........................  17

                  Item 5. Other Information ...........................................................  17

                  Item 6. Exhibits and Reports on Form 8-K ............................................  17

                  Signatures ..........................................................................  18

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                 MARCH 31, 2002        DECEMBER 31, 2001
                                                                 --------------        -----------------
                                                                   (UNAUDITED)
ASSETS
------
Cash and due from banks                                          $   1,079,909           $   2,004,926
Available for sale securities - stated at fair value                 4,132,329               5,347,264
Loans, less allowance for loan losses of $1,978,081 and
   $1,884,331 in 2002 and 2001, respectively                       124,009,408             123,436,530
Mortgage loans held for sale                                           733,000                 284,000
Premises and equipment, net                                            163,902                 182,360
Accrued interest receivable and other assets                         2,431,212               2,505,325
                                                                 -------------           -------------
      TOTAL ASSETS                                               $ 132,549,760           $ 133,760,405
                                                                 =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Deposits:
   Demand                                                        $   6,055,622           $   6,239,453
   Savings and NOW                                                  48,540,559              55,119,150
   Other Time                                                       64,585,822              58,655,079
                                                                 -------------           -------------
      Total Deposits                                               119,182,003             120,013,682
Federal funds purchased                                                225,000                 815,000
Other borrowings                                                     3,000,000               3,000,000
Accrued interest payable and other liabilities                         849,594               1,040,308
                                                                 -------------           -------------
      Total Liabilities                                            123,256,597             124,868,990
                                                                 -------------           -------------

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares
   authorized, -0- issued                                                    -                       -
Common stock, $0.01 par value; 9,000,000 shares
   authorized, 1,050,000 shares issued                                  10,500                  10,500
Surplus                                                              7,316,900               7,316,900
Retained earnings                                                    2,776,744               2,374,996
Treasury stock, 110,000 shares in 2002 and 2001,
   respectively, at cost                                              (810,981)               (810,981)
                                                                 -------------           -------------
      TOTAL SHAREHOLDERS' EQUITY                                     9,293,163               8,891,415
                                                                 -------------           -------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 132,549,760           $ 133,760,405
                                                                 =============           =============

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                 ------------------
                                                                     MARCH 31,
                                                                     ---------
                                                              2002               2001
                                                              ----               ----
INTEREST INCOME:
   Interest and fees on loans                             $1,891,280          $2,636,817
   Interest on investment securities - taxable                22,922             146,988
   Interest on federal funds sold                                375              11,091
                                                          ----------          ----------
      TOTAL INTEREST INCOME                                1,914,577           2,794,896

INTEREST EXPENSE:
   Interest on deposits                                      778,607           1,821,108
   Interest on federal funds purchased                         6,091              14,852
   Interest on other borrowings                               49,932              67,808
                                                          ----------          ----------
      TOTAL INTEREST EXPENSE                                 834,630           1,903,768

   NET INTEREST INCOME BEFORE PROVISION FOR
      LOAN LOSSES                                          1,079,947             891,128

Provision for loan losses                                     93,750             307,472
                                                          ----------          ----------
   NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                                            986,197             583,656
                                                          ----------          ----------

NONINTEREST INCOME:
   Service fees                                               27,574              27,764
   Management service fees                                   261,006             241,365
   Service release premiums                                   73,453             181,476
   Other income                                               15,046              14,569
                                                          ----------          ----------
      TOTAL NONINTEREST INCOME                               377,079             465,174
                                                          ----------          ----------

NONINTEREST EXPENSES:
   Salaries                                                  375,304             401,127
   Pension, profit sharing, employee benefits                143,181             117,434
   Occupancy                                                  28,730              28,749
   Furniture and equipment expenses                           14,092              15,163
   Data processing services                                   36,848              30,981
   Other expenses                                            151,158             117,815
                                                          ----------          ----------
      TOTAL NONINTEREST EXPENSES                             749,313             711,269
                                                          ----------          ----------

INCOME BEFORE INCOME TAXES                                   613,963             337,561
   Less applicable income taxes                              212,215              77,424
                                                          ----------          ----------

NET INCOME                                                $  401,748          $  260,137
                                                          ==========          ==========

PER SHARE AMOUNTS:
   BASIC EARNINGS PER SHARE                               $     0.43          $     0.26
                                                          ==========          ==========
   DILUTED EARNINGS PER SHARE                             $     0.41          $     0.26
                                                          ==========          ==========
   WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED             981,084           1,006,748
                                                          ==========          ==========

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                            TOTAL
                                 COMMON                      RETAINED       TREASURY     SHAREHOLDERS'
                                 STOCK        SURPLUS        EARNINGS        STOCK          EQUITY
                                 -----        -------        --------        -----          ------
BALANCES, December 31, 2000     $10,500     $7,316,900     $  901,948     $(263,163)     $ 7,966,185

Net income for
   first three months of 2001         -              -        260,137             -          260,137

Purchase of treasury stock            -              -              -       (50,200)         (50,200)
                                -------     ----------     ----------     ---------      -----------

BALANCES, March 31, 2001        $10,500     $7,316,900     $1,162,085     $(313,363)     $ 8,176,122
                                =======     ==========     ==========     =========      ===========


BALANCES, December 31, 2001     $10,500     $7,316,900     $2,374,996     $(810,981)     $ 8,891,415

Net income for
   first three months of 2002         -              -        401,748             -          401,748
                                -------     ----------     ----------     ---------      -----------


BALANCES, March 31, 2002        $10,500     $7,316,900     $2,776,744     $(810,981)     $ 9,293,163
                                =======     ==========     ==========     =========      ===========

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                 ------------------
                                                                      MARCH 31,
                                                                      ---------
                                                               2002                2001
                                                               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              $   401,748        $   260,137
   Adjustments to reconcile net income to net cash
      flows from operating activities
   Depreciation                                                 18,640             10,505
   Provision for loan losses                                    93,750            307,472
   Net change in
      Mortgage loans held for sale                            (449,000)          (550,000)
      Accrued interest receivable and other assets              74,113            (50,200)
      Accrued interest payable and other liabilities          (190,714)            88,533
                                                           -----------        -----------
 NET CASH FLOWS FROM OPERATING ACTIVITIES                      (51,463)            66,447
                                                           -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in available for sale securities
      Maturities, prepayments, sales and calls               1,214,935          7,589,810
   Net increase in loans                                      (666,628)          (670,376)
   Additions to premises and equipment                            (182)          (110,254)
                                                           -----------        -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES                       548,125          6,809,180
                                                           -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in deposits                        (831,679)        (2,579,619)
   Net change in federal funds purchased and
      securities sold under repurchase agreements             (590,000)                 -
   Purchase of treasury stock                                        -            (50,200)
                                                           -----------        -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES                    (1,421,679)        (2,629,819)
                                                           -----------        -----------

Net Change in Cash and Cash Equivalents                       (925,017)         4,245,808
Cash and Cash Equivalents - Beginning of year                2,004,926          4,703,639
                                                           -----------        -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                  $ 1,079,909        $ 8,949,447
                                                           ===========        ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES
   Cash paid for interest                                  $   766,908        $ 1,665,226
   Cash paid for income taxes                              $         -        $   126,113

                      INVESTORSBANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

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


NOTE 2. ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of March 31, 2002 and December 31, 2001 and the results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001 have been made. Such adjustments consisted only of normal recurring items. Operating results for the periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-KSB. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

NOTE 3. INTEREST RATE SWAPS

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

The Company has adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133", and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements require the Company to designate all derivative instruments as either fair value hedges or cash flow hedges and to record the hedge on the balance sheet at its fair market value. The net gain/loss on instruments classified as cash flow hedges are reported as changes in other comprehensive income. The net gain/loss on instruments classified as fair value hedges are reported as increases/decreases in current year earnings. The Company's two interest rate swaps are classified as fair value hedges with a fair market value of ($76,000) at March 31, 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides additional analysis of the financial statements and should be read in conjunction with that information. The discussion focuses on significant factors that affected the Company's earnings for the periods ended March 31, 2002 and 2001. During those periods, the Bank was the only direct subsidiary of the Company and its operations contributed substantially all of the revenue and expense. Included in the operations of the Bank are the activities of its wholly-owned subsidiary, Investors Business Credit, Inc.


Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

During the quarter ended March 31, 2002, the Company reported net income of $402,000, or $0.41 per share (diluted), as compared to net income of $260,000, or $0.26 per share (diluted), for the quarter ended March 31, 2001. This enhanced profitability was primarily attributable to a 101 basis point increase in the interest rate spread of 3.07% for the first quarter of 2002 compared to 2.06% for the first quarter of 2001.

Net Interest Income

Net interest income is the difference between interest income, including fees on loans, and interest expense, and is the largest contributing factor to net income for the Company. Total interest income decreased 32% to $1.91 million for the first quarter of 2002 from $2.79 million for the first quarter of 2001. This decrease was due to lower interest rates on loans with the average prime rate decreasing from 8.64% in the first quarter of 2001 to 4.75% in the first quarter of 2002. The majority of interest income on loans is derived from the commercial and commercial real estate loan portfolios which comprised 79% of total loans at March 31, 2001. Interest and fee income on loans totaled $1.89 million for the three months ended March 31, 2002 and $2.64 million for the three months ended March 31, 2001. Interest earned on investment securities and federal funds sold totaled $23,000 compared to $158,000 for the same periods due to a decrease in the average balances between the first quarters of 2002 and 2001. While the direction of future interest rates, competition, and other factors may have a significant impact, management anticipates interest income will continue to increase proportionately with the projected growth of the portfolio.

Interest expense decreased 56% to $835,000 for the quarter ended March 31, 2002 from $1.90 million for the quarter ended March 31, 2001 due to decreasing interest rates. Interest expense consists predominantly of interest paid on money market accounts, which totaled $229,000 for the first quarter of 2002 and $865,000 for the first quarter of 2001, and certificates of deposit, which totaled $543,000 for the first quarter of 2002 and $930,000 for the first quarter of 2001. Interest rate swap income that is used to offset interest expense was $150,000 in the first quarter of 2002 and $41,000 in the first quarter of 2001. Interest expense on subordinated debt and federal funds purchased totaled $56,000 compared to $83,000 for the same periods. It is anticipated that management will continue to employ time deposit instruments as the primary funding source utilized by the Company to fund additional growth.

The Company's interest rate spread was 3.07% for the first quarter of 2002 compared to 2.06% for the first quarter of 2001, a 101 basis point increase. The rate paid on total interest bearing liabilities decreased more than the yield on earning assets. The yield on average earning assets decreased 234 basis points due to decreases in interest rates. The average rate paid on interest bearing liabilities decreased 335 basis points due to lower short-term interest rates and due to lower long-term interest rates for time deposits which matured.


Provision for Loan Losses

The allowance for loan losses increased to $1.98 million as of March 31, 2002 from $1.88 million as of December 31, 2001. The allowance for loan losses is established through a provision for loan losses charged to expense. A loan loss provision of $94,000 was expensed in the quarter ended March 31, 2002 as compared to $307,000 during the quarter ended March 31, 2001. The higher loan loss provision in March 2001 was the result of a loan charge-off of $222,000. The allowance for loan losses at March 31, 2002 and March 31, 2001 was approximately 1.6% of total loans, net of residential mortgage loans held for sale on the secondary market.

The Bank has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, should the economic climate deteriorate further, certain borrowers may experience difficulty and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb possible losses relating to specifically identified loans that may become uncollectible based on evaluation as well as possible losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The majority of risk in the loan portfolio lies in commercial loans that include commercial real estate loans. Accordingly, the Company allocated $1.01 million (or 51% of the total loan loss reserve) to these loans, which comprise about 79% of the loan portfolio. The Company also allocated $100,000 (or approximately 5% of the total loan loss reserve) to residential mortgages, which comprise about 19% of the loan portfolio. Approximately $866,000 of the reserve for loan losses is unallocated.

The unallocated amount is determined based on management's judgment which considers, among other things, the risk of error in the specific allocations, economic conditions and trends, loan portfolio concentrations, the size of individual credit relationships, regulatory directives and other factors. Continued softness in the industrial manufacturing sector of the economy, in particular, has adversely impacted a number of the Company's commercial loan customers. Management believes it is prudent to maintain a significant level of unallocated reserves given the weakness in the manufacturing sector and uncertainty in the future direction of the economy as a whole. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Nine impaired loans, which are mainly secured by real estate, totaled $941,000 at March 31, 2002. The significant decrease in nonperforming loans, noted in the chart below is the result of one loan for $1.11 million that was paid off in January 2002. The accruing loans that were 90 days past due have all been brought current during the first quarter. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is a reasonable doubt as to the borrower's ability to meet payment of interest or principal when they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Cash collections on impaired loans are credited to the loan receivable balance or recognized as interest income on a cash basis. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured. During the first quarter of 2002, $18,000 of gross interest income, which would have been recorded had the non-accruing loans been current in accordance with their original terms, was not recognized. The amount of interest income on non-accruing loans that was collected and included in net income on a cash basis for the first quarter of 2002 was $8,000.

There were no loan charge-offs or recoveries during the three months ended March 31, 2002. During the first quarter of 2001, a loan charge-off of $222,000 was applied against the reserve. Management, to the best of its knowledge, is not aware of any other significant loans, group of loans or segments of the portfolio where there are serious doubts as to repayment ability. While a comprehensive analysis of the allowance for loan losses is somewhat problematic due to the Company's relatively short history, management believes that the allowance was at an adequate level at March 31, 2002 based on the composition of the portfolio as well as regulatory guidelines. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

The following table summarizes the Company's nonperforming loans as of March 31, 2002 and December 31, 2001.

NONPERFORMING LOANS                                        3/31/2002          12/31/2001
-------------------                                        ---------          ----------
Nonaccrual Loans                                           $ 636,750         $ 1,937,882

Accruing Loans Past Due 90 Days or More(1)                 $       -         $   707,172

Restructured Loans(2)                                      $ 304,180         $         -

     (1) Loans are generally placed on nonaccrual status when contractually past due 90 days or more, unless management based upon the facts and circumstances does not feel it is necessary to put the specific loan on nonaccrual status.
     (2) Loans are considered restructured when the terms are modified due to a deterioration in the financial condition of the borrower.

Non-Interest Income and Expenses

Non-interest income for the quarter ended March 31, 2002 totaled $377,000 as compared to $465,000 for the quarter ended March 31, 2001, a 19% decrease. Management service fees were the largest component of non-interest income, totaling $261,000 for the quarter ended March 31, 2002 compared to $241,000 for the quarter ended March 31, 2001. The Company charges The Middleton Doll Company, an affiliate of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. Service release fees which are received from the sale of residential mortgages originated for the secondary market totaled $73,000 for the quarter ended March 31, 2002 compared to $182,000 for the quarter ended March 31, 2001. The large decrease in service release premiums in 2002 is due to the slow down in refinances of residential mortgages. Currently, the bulk of the mortgages being originated are new home purchases or new construction. Service charges related to deposit accounts and other income totaled $43,000 compared to $42,000 for the same period in 2001.

Non-interest expense increased 5% to $749,000 for the three months ended March 31, 2002 as compared to $711,000 for the three months ended March 31, 2001. Salaries and employee benefits totaled $518,000 for the three months ended March 31, 2002 and 2001, respectively. These amounts included salaries that were reimbursed through the management service fee noted above. Other operating expenses, which include occupancy and fixed asset expense, data processing fees, advertising, investor communications, and professional fees were $231,000 compared to $193,000, a 20% increase. Data processing services increased $6,000 over the same period last year due to the implementation of a new enhanced software system and depreciation increased $8,000 over the same period last year due to the additional software and equipment. Regulatory agency fees increased $8,000 over the same period last year due to an assessment increase. Professional fees, including bank examination fees, increased $10,000 over the same period last year.

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

For the quarter ended March 31, 2002, the Company recorded federal and state income tax expense of $212,000. The Company also has a deferred tax asset of $850,000. For the quarter ended March 31, 2001, the Company recorded a federal and state income tax expense of $77,000 and had a deferred tax asset of $702,000. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for the expense for income taxes for the quarter ended March 31, 2002 was 35%, as compared to 23% for the first quarter of 2001. During 2001 an adjustment to the loan loss provision resulted in the lower tax rate for that period.


FINANCIAL CONDITION

The Company reported total assets of $132.55 million as of March 31, 2002 versus $133.76 million as of December 31, 2001, a 1% decrease. Cash and due from banks decreased to $1.08 million as of March 31, 2002 from $2.00 million at December 31, 2001.

The Company's investment securities portfolio decreased to $4.32 million as of March 31, 2002 from $5.35 million at December 31, 2001 in order to fund loan growth and to compensate for the decrease in deposits. Investment securities consist of taxable variable rate demand notes secured by irrevocable letters of credit issued by federally insured, domestic financial institutions. Although the notes have a long term maturity structure, the interest rate is adjustable weekly and the holder has the option to liquidate the security at 100% of par value within seven days upon proper notice. The cost value of these notes approximates market value. These instruments provide the Company with ready liquidity to provide for loan funding requirements. Management believes that the investment portfolio is adequately diversified.

As of March 31, 2002, loans were $125.99 million compared to $125.32 million as of December 31, 2001. Residential mortgage loans originated for sale on the secondary market totaled an additional $733,000 as of March 31, 2002 compared to $284,000 as of December 31, 2001. Excluding the mortgage loans originated for sale, the allowance for loan losses remained at approximately 1.6% of gross loans, totaling $1.98 million at March 31, 2002 and $1.88 million at year end 2001. In addition to loans outstanding, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Company had gross unfunded loan commitments outstanding totaling $25.58 million as of March 31, 2002, of which $2.95 million will be participated to The Middleton Doll Company and other third party lenders.

Other assets at March 31, 2002 totaled $2.41 million compared to $2.69 million at December 31, 2001. Other assets at March 31, 2002 included net furniture and equipment of $164,000, accrued interest receivable on loans of $594,000, excess servicing assets of $88,000 relating to loans sold to a third party, current and deferred tax assets of $864,000, cash surrender value on a life insurance policy of $628,000 and other miscellaneous assets of $73,000.

Total deposits decreased 1% to $119.18 million at March 31, 2002 from $120.01 million as of year end 2001. Indexed money market accounts decreased 12% to $46.41 million as of March 31, 2002 from $52.80 million as of December 31, 2001. Time certificates of deposit increased 10% to $64.59 million as of March 31, 2002 from $58.65 million as of year end. Time deposits include brokered CDs with terms ranging from three months to three years and totaled $33.61 million and $26.11 million as of March 31, 2002 and December 31, 2001, respectively. In order for the Company to facilitate continued loan growth, management expects to continue to aggressively market and competitively price its money market and certificate of deposit products. Other deposits as of March 31, 2002 included non-interest bearing accounts totaling $6.05 million and interest bearing checking accounts (NOW accounts) of $2.13 million.

In addition to deposits, the Company periodically borrows funds via its correspondent banking relationships. As of March 31, 2002, the Bank had purchased $225,000 in federal funds.

Other liabilities decreased to $3.85 million as of March 31, 2002 from $4.04 million at December 31, 2001. At March 31, 2002, the Company had $3.0 million of subordinated debt due to affiliated companies. The unsecured notes bear interest at the prime rate plus two percent through their maturities. Other liabilities as of March 31, 2002, consisted primarily of accrued interest payable of $661,000, accrued expenses payable of $88,000, retained loan discount relating to loans sold to a third party totaling $78,000, and other miscellaneous liabilities of $22,000.

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

CAPITAL RESOURCES

Capital ratios applicable to the Bank and the Company at March 31, 2002 and December 31, 2001 were as follows:

                                       TOTAL CAPITAL TO           TIER I CAPITAL TO          TIER I CAPITAL TO
                                     RISK WEIGHTED ASSETS       RISK WEIGHTED ASSETS           AVERAGE ASSETS
                                   -------------------------- -------------------------- ---------------------------
Regulatory Capital
Requirements:
   Minimum at 3/31/02                  $ 9,806,425    8.0%        $ 4,903,213   4.0%         $  5,281,974   4.0%
   Well-capitalized at 3/31/02         $12,258,031   10.0%        $ 7,354,819   6.0%         $  6,602,468   5.0%

At March 31, 2002
   Bank                                $13,716,200   11.2%        $12,178,442   9.9%         $ 12,178,442   9.2%
   Company                             $13,831,157   11.3%        $ 9,293,159   7.6%         $  9,293,159   7.0%

At December 31, 2001
   Bank                                $13,337,639   10.9%        $11,801,176   9.6%         $ 11,801,176   8.8%
   Company                             $13,429,361   10.9%        $ 8,891,415   7.2%         $  8,891,415   6.6%

Management intends to maintain capital levels in excess of minimums established by the regulatory authorities. The Company exceeds all regulatory requirements regarding the maintenance of capital and was categorized as "well capitalized" under the regulatory framework for capital adequacy as of March 31, 2002 and December 31, 2001.

The Company expects that all earnings will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future.

Liquidity

The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, accommodate possible deposit withdrawals, and take advantage of interest rate market opportunities in a cost effective manner. Although primary sources of funds are deposits and repayments of loan principal, the Company also maintains a significant level of liquid assets to provide for potential funding needs. In addition to cash balances as of March 31, 2002, the Company held $4.32 million of marketable securities and $733,000 of residential mortgage loans originated and intended for sale in the secondary market. Should an immediate need for funds arise, these assets may be readily liquidated with nominal risk of principal loss.

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

In the normal course of business, the Bank engages in off-balance sheet activity to hedge interest rate risk. As of March 31, 2002, the Company had two interest rate swap agreements outstanding with a notional value totaling $15.0 million structured as a hedge of specific fixed-rate deposits whose terms coincide with the terms of the swap agreement. The swap agreements are structured so that the Company receives a fixed interest rate and pays a variable rate based upon LIBOR. These instruments allow management to more closely balance the repricing opportunities of the Company's assets and liabilities and thereby, reduces potential interest rate risk exposure. Although swaps reduce interest rate risk, the potential for profit or loss on interest rate swaps still exists depending upon fluctuations in interest rates.

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

Recent Regulatory Developments

On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations suspected of engaging in terrorist acts or money laundering activities.

During the first quarter of 2002, the Financial Crimes Enforcement Network (FinCEN), a bureau of the Department of the Treasury, issued proposed and interim regulations as mandated by the USA PATRIOT Act that would: (i) prohibit certain financial institutions from providing correspondent accounts to foreign shell banks; (ii) require such financial institutions to take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks; (iii) require certain financial institutions that provide correspondent accounts to foreign banks to maintain records of the ownership of such foreign banks and their agents in the United States; (iv) require the termination of correspondent accounts of foreign banks that fail to turn over their account records in response to a lawful request from the Secretary of the Treasury or the Attorney General; and (v) encourage information sharing among financial institutions and federal law enforcement agencies to identify, prevent, deter and report money laundering and terrorist activity. To date, it has not been possible to predict the impact the USA PATRIOT ACT and its implementing regulations may have on the Company or the Bank in the future.

Special Note Concerning Forward-Looking Statements

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe", "expect", "anticipate", "plan", "intend", "estimate", "may", "will", "would", "could", "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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

                                   SCHEDULE 1
          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                             AVERAGE BALANCE SHEETS

                                                       FOR THREE MONTHS ENDED            FOR YEAR ENDED
                                                           MARCH 31, 2002               DECEMBER 31, 2001
                                                           --------------               -----------------
Cash and Due From Banks                                  $          1,973,385           $          2,486,233
Federal Funds Sold                                                    102,056                        887,003
Investment Securities (Taxable)                                     4,709,813                      7,757,898
Loans:
   Commercial                                                      31,197,612                     31,238,702
   Commercial Real Estate                                          66,004,460                     64,175,781
   Residential Real Estate                                         24,852,841                     24,960,508
   Industrial Revenue Bonds                                         1,184,576                      1,997,198
   Leases                                                             953,457                      1,127,594
   Installment and Consumer                                           338,337                        238,885
                                                       -----------------------        -----------------------
      Total Loans                                                 124,531,283                    123,738,668
   Less:  Allowance for Loan Losses                                (1,917,317)                    (1,965,799)
                                                       -----------------------        -----------------------
      Net Loans                                                   122,613,966                    121,772,869
Fixed Assets                                                          175,890                        161,100
Other Assets                                                        2,418,490                      2,257,797
                                                       -----------------------        -----------------------
      Total Assets                                       $        131,993,600           $        135,322,900
                                                       =======================        =======================

Demand Deposits                                          $          6,455,838           $          7,264,187
Interest Bearing Deposits
   NOW                                                              1,912,009                      2,113,772
   Money Market                                                    48,699,395                     56,750,217
   Time Deposits                                                   60,713,969                     55,951,694
                                                       -----------------------        -----------------------
      Total Deposits                                              117,781,211                    122,079,870
Federal Funds Purchased                                             1,169,944                        943,167
Subordinated Note                                                   3,000,000                      2,816,438
Other Liabilities                                                     915,846                      1,112,456
                                                       -----------------------        -----------------------
      Total Liabilities                                           122,867,001                    126,951,931
Equity Capital                                                      9,126,599                      8,370,969
                                                       -----------------------        -----------------------
      Total Liabilities and Capital                      $        131,993,600           $        135,322,900
                                                       =======================        =======================

                                   SCHEDULE 2
                                  LOAN SUMMARY

The following table summarizes the distribution of the Company's loan portfolio expressed in dollar amounts and as a percentage of the total portfolio as of March 31, 2002 and December 31, 2001.

                                                MARCH 31, 2002                     DECEMBER 31, 2001
                                                --------------                     -----------------
                                          AMOUNT           PERCENT             AMOUNT           PERCENT
                                      ----------------    -----------     -----------------   ------------
Commercial                              $  30,484,564         24.05%         $  28,224,755         22.52%
Real Estate:
   Construction                            13,723,592         10.83%            17,000,955         13.56%
   Commercial                              60,534,705         47.77%            57,997,188         46.28%
   Residential                             19,691,747         15.54%            19,607,032         15.65%
Industrial Revenue Bonds
   and Municipals                           1,176,115          0.93%             1,196,306          0.95%
Leasing Finance Receivable                    856,988          0.68%             1,022,014          0.82%
Installment and Consumer                      252,778          0.20%               272,611          0.22%
                                      ----------------    -----------     -----------------   ------------

Total Loans                             $ 126,720,489        100.00%         $ 125,320,861        100.00%
                                      ================    ===========     =================   ============

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

                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      List of Exhibits

                           11 Statement Regarding Computation of Per Share Earnings

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                        INVESTORSBANCORP, INC.
                                        (Registrant)


Date:   May 10, 2002                    /s/ George R. Schonath
                                        ----------------------
                                        George R. Schonath
                                        Chief Executive Officer



Date:   May 10, 2002                    /s/ Susan J. Hauke
                                        ------------------
                                        Susan J. Hauke
                                        Vice President Finance and
                                        Chief Accounting Officer