Form 10QSB
period 2002-06-30
INVESTORSBANCORP INC
filed 2002-08-14
CIK 1039454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                         Commission file number: 0-29400


                             INVESTORSBANCORP, INC.
             (Exact name of registrant as specified in its charter)


               Wisconsin                                 39-1854234
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
            incorporation)

         W239 N1700 Busse Road
          Waukesha, Wisconsin                            53188-1160
----------------------------------------                 ----------
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

                            Yes [X]            No [ ]

As of August 13, 2002, the Issuer had 940,000 shares of $0.01 par value common stock issued and outstanding.

                             INVESTORSBANCORP, INC.

                                FORM 10-QSB INDEX


PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2002 (Unaudited)
          and December 31, 2001............................................    3

          Consolidated Statements of Income - For the Three and Six
          Months Ended June 30, 2002 and 2001 (Unaudited)..................    4

          Consolidated Statements of Changes in Shareholders' Equity -
          For the Six Months Ended June 30, 2002 and 2001 (Unaudited)......    5

          Consolidated Statements of Cash Flows - For the Three and
          Six Months Ended June 30, 2002 and 2001 (Unaudited)..............    6

          Notes to the Consolidated Financial Statements (Unaudited).......    7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................    8

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings........................................   20

          Item 2. Changes in Securities....................................   20

          Item 3. Defaults Upon Senior Securities..........................   20

          Item 4. Submission of Matters to a Vote of Security Holders......   20

          Item 5. Other Information........................................   20

          Item 6. Exhibits and Reports on Form 8-K.........................   20

          Signatures.......................................................   21

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        JUNE 30, 2002     DECEMBER 31, 2001
                                                        -------------     -----------------
                                                         (UNAUDITED)
ASSETS
Cash and due from banks                                 $  2,031,804         $  2,004,926
Available for sale securities - stated at fair value       2,429,991            5,347,264
Loans, less allowance for loan losses of $2,071,831
   and $1,884,331 in 2002 and 2001, respectively         131,637,021          123,436,530
Mortgage loans held for sale                                 422,800              284,000
Premises and equipment, net                                  157,799              182,360
Accrued interest receivable and other assets               3,360,459            2,505,325
                                                        ------------         ------------
      TOTAL ASSETS                                      $140,039,874         $133,760,405
                                                        ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Demand                                               $  6,846,631         $  6,239,453
   Savings and NOW                                        42,508,034           55,119,150
   Other Time                                             71,949,729           58,655,079
                                                        ------------         ------------
      Total Deposits                                     121,304,394          120,013,682
Federal funds purchased                                    3,000,000              815,000
Other borrowings                                                  --            3,000,000
Redeemable preferred securities of subsidiary trust        5,000,000                   --
Accrued interest payable and other liabilities             1,043,562            1,040,308
                                                        ------------         ------------
      Total Liabilities                                  130,347,956          124,868,990
                                                        ------------         ------------
SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares
   authorized, -0- issued                                         --                   --
Common stock, $0.01 par value; 9,000,000 shares
   authorized, 1,050,000 shares issued                        10,500               10,500
Surplus                                                    7,316,900            7,316,900
Retained earnings                                          3,175,499            2,374,996
Treasury stock, 110,000 shares in 2002 and 2001,
   respectively, at cost                                    (810,981)            (810,981)
                                                        ------------         ------------
      TOTAL SHAREHOLDERS' EQUITY                           9,691,918            8,891,415
                                                        ------------         ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $140,039,874         $133,760,405
                                                        ============         ============

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          JUNE 30,                  JUNE 30,
                                                   -----------------------   -----------------------
                                                      2002         2001         2002         2001
                                                   ----------   ----------   ----------   ----------
INTEREST INCOME:
   Interest and fees on loans                      $1,977,445   $2,551,621   $3,868,725   $5,188,438
   Interest on investment securities - taxable         18,724      119,733       41,646      266,721
   Interest on federal funds sold                         817       13,920        1,192       25,011
                                                   ----------   ----------   ----------   ----------
      TOTAL INTEREST INCOME                         1,996,986    2,685,274    3,911,563    5,480,170

INTEREST EXPENSE:
   Interest on deposits                               806,524    1,508,476    1,585,131    3,329,584
   Interest on federal funds purchased                  8,817        9,081       14,908       23,933
   Interest on other borrowings                        51,423       68,000      101,355      135,808
                                                   ----------   ----------   ----------   ----------
      TOTAL INTEREST EXPENSE                          866,764    1,585,557    1,701,394    3,489,325

NET INTEREST INCOME BEFORE PROVISION FOR
   LOAN LOSSES                                      1,130,222    1,099,717    2,210,169    1,990,845

Provision for loan losses                              93,750       85,754      187,500      393,226
                                                   ----------   ----------   ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                      1,036,472    1,013,963    2,022,669    1,597,619
                                                   ----------   ----------   ----------   ----------
NONINTEREST INCOME:
   Service fees                                        30,337       22,012       57,911       49,776
   Management service fees                            250,273      257,711      511,279      499,076
   Service release premiums                           115,054      139,382      188,507      320,858
   Other income                                        11,435       14,209       26,481       28,778
                                                   ----------   ----------   ----------   ----------
      TOTAL NONINTEREST INCOME                        407,099      433,314      784,178      898,488
                                                   ----------   ----------   ----------   ----------
NONINTEREST EXPENSES:
   Salaries                                           430,351      410,250      805,655      811,377
   Pension, profit sharing, employee benefits         149,179      126,406      292,360      243,840
   Occupancy                                           25,481       28,717       54,211       57,466
   Furniture and equipment expenses                    16,091       15,323       30,183       30,486
   Data processing services                            36,921       44,288       73,769       75,269
   Other expenses                                     179,267      128,743      330,425      246,558
                                                   ----------   ----------   ----------   ----------
      TOTAL NONINTEREST EXPENSES                      837,290      753,727    1,586,603    1,464,996
                                                   ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES                            606,281      693,550    1,220,244    1,031,111
   Less applicable income taxes                       207,526      222,622      419,741      300,046
                                                   ----------   ----------   ----------   ----------
NET INCOME                                         $  398,755   $  470,928   $  800,503   $  731,065
                                                   ==========   ==========   ==========   ==========
PER SHARE AMOUNTS:
   BASIC EARNINGS PER SHARE                        $     0.42   $     0.48   $     0.85   $     0.74
                                                   ==========   ==========   ==========   ==========
   DILUTED EARNINGS PER SHARE                      $     0.40   $     0.48   $     0.81   $     0.74
                                                   ==========   ==========   ==========   ==========
   WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED      988,821      972,696      984,793      989,672
                                                   ==========   ==========   ==========   ==========

                    INVESTORSBANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                       TOTAL
                                COMMON                   RETAINED     TREASURY     SHAREHOLDERS'
                                STOCK        SURPLUS     EARNINGS      STOCK          EQUITY
                              ----------   ----------   ----------   ----------    -------------
BALANCES, December 31, 2000   $   10,500   $7,316,900   $  901,948   $ (263,163)     $7,966,185

Net income for
   first six months of 2001           --           --      731,065           --         731,065

Purchase of treasury stock            --           --           --     (547,818)       (547,818)
                              ----------   ----------   ----------   ----------      ----------
BALANCES, June 30, 2001       $   10,500   $7,316,900   $1,633,013   $ (810,981)     $8,149,432
                              ==========   ==========   ==========   ==========      ==========

BALANCES, December 31, 2001   $   10,500   $7,316,900   $2,374,996   $ (810,981)     $8,891,415

Net income for
   first six months of 2002           --           --      800,503           --         800,503
                              ----------   ----------   ----------   ----------      ----------
BALANCES, June 30, 2002       $   10,500   $7,316,900   $3,175,499   $ (810,981)     $9,691,918
                              ==========   ==========   ==========   ==========      ==========

                    INVESTORSBANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                          --------------------------
                                                             2002           2001
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $   800,503    $   731,065
   Adjustments to reconcile net income to net cash
      flows from operating activities
   Depreciation                                                37,645         26,597
   Provision for loan losses                                  187,500        393,226
   Net change in
      Mortgage loans held for sale                           (138,800)      (616,500)
      Accrued interest receivable and other assets           (855,134)       272,967
      Accrued interest payable and other liabilities            3,254       (523,827)
                                                          -----------    -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES                       34,968        283,528
                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in available for sale securities
      Maturities, prepayments, sales and calls              2,917,273      7,579,981
   Net increase in loans                                   (8,387,991)    (2,422,310)
   Additions to premises and equipment                        (13,084)      (122,859)
                                                          -----------    -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES                   (5,483,802)     5,034,812
                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in deposits                      1,290,712     (6,724,194)
   Net change in federal funds purchased and
      securities sold under repurchase agreements           2,185,000      1,050,000
   (Pay off) proceeds from other borrowings                (3,000,000)       500,000
   Proceeds from issuance of trust preferred securities     5,000,000             --
   Purchase of treasury stock                                      --       (547,818)
                                                          -----------    -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES                    5,475,712     (5,722,012)
                                                          -----------    -----------
Net Change in Cash and Cash Equivalents                        26,878       (403,672)
Cash and Cash Equivalents - Beginning of year               2,004,926      3,453,639
                                                          -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                 $ 2,031,804    $ 3,049,967
                                                          ===========    ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES
   Cash paid for interest                                 $ 1,581,993    $ 3,673,138
   Cash paid for income taxes                             $   354,500    $   429,000

                    INVESTORSBANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002
                                  (UNAUDITED)

NOTE 1.  ORGANIZATION

InvestorsBancorp, Inc. (the "Company") was incorporated under Wisconsin law on June 12, 1996, to be the holding company of InvestorsBank, a Wisconsin state bank located in Pewaukee, Wisconsin (the "Bank"). The Bank commenced business on September 8, 1997.

Investors Business Credit, Inc. was incorporated under Nevada law on September 19, 2000, as a wholly-owned subsidiary of the Bank to hold and manage certain loans and securities of the Bank. A portion of the Bank's loan portfolio was sold to the investment subsidiary as of October 20, 2000.

InvestorsBancorp Capital Trust I (the "Trust") was incorporated under Delaware law on June 20, 2002, as a wholly-owned subsidiary of the Company to issue and sell Capital Trust I Floating Rate Cumulative Trust Preferred Securities. The Company issued a debenture to the Trust in exchange for the proceeds from the sale of the securities (as described in Note 4) on June 27, 2002.


NOTE 2.  ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of June 30, 2002 and December 31, 2001 and the results of operations for the six months and three months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001 have been made. Such adjustments consisted only of normal recurring items. Operating results for the periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-KSB. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Principles of Consolidation - The consolidated financial statements as of and for the period presented include the accounts of the Company, the Trust, and the Bank, its wholly-owned subsidiaries. The accounts of the Bank also include the accounts of its wholly owned subsidiary, Investors Business Credit, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated income of the Company is principally from the income of its wholly-owned subsidiary, the Bank. The subsidiary Bank grants commercial, residential and consumer loans and accepts deposits from customers primarily in southeastern Wisconsin. The subsidiary Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally, the Company and the subsidiary Bank are subject to the regulations of certain regulatory agencies and undergo periodic examination by those regulatory agencies.

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

The Company has adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133", and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements require the Company to designate all derivative instruments as either fair value hedges or cash flow hedges and to record the hedge on the balance sheet at its fair market value. The net gain/loss on instruments classified as cash flow hedges are reported as changes in other comprehensive income. The net gain/loss on instruments classified as fair value hedges are reported as increases/decreases in current year earnings. The Company's two interest rate swaps are classified as fair value hedges with a net fair market value of $42,000 at June 30, 2002.


NOTE 4.  TRUST PREFERRED SECURITIES

On June 27, 2002, the Company purchased 155 shares of common securities of the Trust at a price of $1,000 per share and the Trust issued 5,000 shares of Trust Preferred Securities with a liquidation value of $1,000 per share. The proceeds from this transaction were used by the Company to payoff $3.0 million of subordinated debt and to increase capital at the Bank. The $5.16 million of Trust Preferred Security debt is due on June 30, 2032, with interest payable quarterly beginning on September 30, 2002. The interest rate is based on the three month LIBOR rate plus 365 basis points and resets quarterly with a maximum rate of 12% prior to June 30, 2007.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides additional analysis of the financial statements and should be read in conjunction with that information. The discussion focuses on significant factors that affected the Company's earnings for the periods ended June 30, 2002 and 2001. The Bank and its operations contributed substantially all of the revenue and expense during those periods. Included in the operations of the Bank are the activities of its wholly-owned subsidiary, Investors Business Credit, Inc.


Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

During the quarter ended June 30, 2002, the Company reported net income of $399,000, or $0.40 per share (diluted), as compared to net income of $471,000, or $0.48 per share (diluted), for the quarter ended June 30, 2001. The $72,000 decrease in profitability was attributable to increased expenses in the areas of salaries, employee benefits, professional fees and regulatory fees.

Net Interest Income

Net interest income is the difference between interest income, including fees on loans, and interest expense, and is the largest contributing factor to net income for the Company. Total interest income decreased 26% to $2.00 million for the second quarter of 2002 from $2.69 million for the second quarter of 2001. This decrease was due to lower interest rates on loans with the average prime rate decreasing from 7.35% in the second quarter of 2001 to 4.75% in the second quarter of 2002. The majority of interest income on loans is derived from the commercial and commercial real estate loan portfolios which comprised 80% of total loans at June 30, 2002. Interest and fee income on loans totaled $1.98 million for the three months ended June 30, 2002 and $2.55 million for the three months ended June 30, 2001. Interest earned on investment securities and federal funds sold totaled $19,000 compared to $120,000 for the same periods due to decreases in the average balances and lower interest rates between the second quarters of 2002 and 2001. While the direction of future interest rates, competition, and other factors may have a significant impact, management anticipates interest income will continue to increase proportionately with the projected growth of the portfolio.

Interest expense decreased 45% to $867,000 for the quarter ended June 30, 2002 from $1.59 million for the quarter ended June 30, 2001 due to decreasing interest rates. In addition, the average balance of the interest bearing liabilities decreased 3% from the second quarter of last year. Interest expense consists predominantly of interest paid on money market accounts, which totaled $197,000 for the second quarter of 2002 and $655,000 for the second quarter of 2001, and certificates of deposit, which totaled $603,000 for the second quarter of 2002 and $832,000 for the second quarter of 2001. Interest rate swap income that is used to offset interest expense was $120,000 in the second quarter of 2002 and $80,000 in the second quarter of 2001. Interest expense on subordinated debt and federal funds purchased totaled $60,000 compared to $77,000 for the same periods. It is anticipated that management will continue to employ time deposit instruments as the primary funding source utilized by the Company to fund additional growth.

The Company's interest rate spread was 3.16% for the second quarter of 2002 compared to 2.81% for the second quarter of 2001, a 35 basis point increase. The rate paid on total interest bearing liabilities decreased more than the yield on earning assets. The yield on average earning assets decreased 197 basis points due to decreases in interest rates. The average rate paid on interest bearing liabilities decreased 232 basis points due to lower short-term interest rates and due to lower long-term interest rates for time deposits which matured.


Provision for Loan Losses

The allowance for loan losses increased to $2.07 million as of June 30, 2002 from $1.88 million as of December 31, 2001. The allowance for loan losses is established through a provision for loan losses charged to expense and the increase is a result of an increase in total loans. A loan loss provision of $94,000 was expensed in the quarter ended June 30, 2002 as compared to $86,000 during the quarter ended June 30, 2001. The allowance for loan losses at June 30, 2002 and June 30, 2001 was approximately 1.5% of total loans, net of residential mortgage loans held for sale on the secondary market.

The Bank has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. Along with other financial institutions, management shares a concern for the outlook of the economy during the remainder of 2002. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may be negatively impacted by the recent substantial decline in equity prices. Should the economic climate deteriorate further, certain borrowers may experience difficulty and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb possible losses relating to specifically identified loans that may become uncollectible based on evaluation as well as possible losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The majority of risk in the loan portfolio lies in commercial loans that include commercial real estate loans. Accordingly, the Company allocated $1.19 million (or 57% of the total loan loss reserve) to these loans, which comprise about 80% of the loan portfolio. The Company also allocated $100,000 (or approximately 5% of the total loan loss reserve) to residential mortgages, which comprise about 20% of the loan portfolio. Approximately $780,000 of the reserve for loan losses is unallocated.

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

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The Bank had eight impaired loans, which are mainly secured by real estate, totaling $2.3 million at June 30, 2002. One loan totaling $1.27 million is secured by real estate and represents 55% of the total impaired loans. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is a reasonable doubt as to the borrower's ability to meet payment of interest or principal when they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Cash collections on impaired loans are credited to the loan receivable balance or recognized as interest income on a cash basis. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured. During the second quarter of 2002, $16,000 of gross interest income, which would have been recorded had the non-accruing loans been current in accordance with their original terms, was not recognized. The amount of interest income on non-accruing loans that was collected and included in net income on a cash basis for the second quarter of 2002 was $6,000.

There were no loan charge-offs or recoveries during the three months ended June 30, 2002 and 2001. Management, to the best of its knowledge, is not aware of any other significant loans, group of loans or segments of the portfolio where there are serious doubts as to repayment ability. While a comprehensive analysis of the allowance for loan losses is somewhat problematic due to the Company's relatively short history, management believes that the allowance was at an adequate level at June 30, 2002 based on the composition of the portfolio as well as regulatory guidelines. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

The following table summarizes the Company's nonperforming loans as of June 30, 2002 and December 31, 2001.

     NONPERFORMING LOANS                              6/30/02       12/31/01
     -------------------                            ----------     ----------
     Nonaccrual Loans                               $  370,802     $1,937,882
     Accruing Loans Past Due 90 Days or More(1)     $1,647,575     $  707,172
     Restructured Loans(2)                          $  278,814     $       --
---------------
(1) Loans are generally placed on nonaccrual status when contractually past due 90 days or more, unless management based upon the facts and circumstances does not feel it is necessary to put the specific loan on nonaccrual status.
(2) Loans are considered restructured when the terms are modified due to a deterioration in the financial condition of the borrower.


Non-Interest Income and Expenses

Non-interest income for the quarter ended June 30, 2002 totaled $407,000 as compared to $433,000 for the quarter ended June 30, 2001, a 6% decrease. Management service fees were the largest component of non-interest income, totaling $250,000 for the quarter ended June 30, 2002 compared to $258,000 for the quarter ended June 30, 2001. The Company charges The Middleton Doll Company, an affiliate of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. Service release fees which are received from the sale of residential mortgages originated for the secondary market totaled $115,000 for the quarter ended June 30, 2002 compared to $139,000 for the quarter ended June 30, 2001. The decrease in 2002 of service release premiums is due to smaller volume in home mortgage refinancing. Service charges related to deposit accounts and other income totaled $42,000 compared to $36,000 for the same period in 2001.

Non-interest expense increased 11% to $837,000 for the three months ended June 30, 2002 as compared to $754,000 for the three months ended June 30, 2001. Salaries and employee benefits totaled $580,000 for the three months ended June 30, 2002 and $537,000 for the three months ended June 30, 2001. These amounts included salaries that were reimbursed through the management service fee noted above. Other operating expenses, which include occupancy and fixed asset expense, data processing fees, advertising, investor communications, and professional fees were $257,000 compared to $217,000, an 18% increase. Regulatory agency fees increased $13,000 over the same period last year due to an assessment increase. Professional fees, including network management services, bank examination fees and trust organizational fees, increased $25,000 over the same period last year.

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

For the quarter ended June 30, 2002, the Company recorded federal and state income tax expense of $208,000. The Company also has a deferred tax asset of $850,000. For the quarter ended June 30, 2001, the Company recorded a federal and state income tax expense of $223,000 and had a deferred tax asset of $702,000. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for the expense for income taxes for the quarter ended June 30, 2002 was 34%, as compared to 32% for the second quarter of 2001.


FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

During the six months ended June 30, 2002, the Company reported net income of $801,000, or $0.81 per share (diluted), as compared to net income of $731,000, or $0.74 per share (diluted), for the six months ended June 30, 2001. This enhanced profitability was primarily attributable to a 65 basis point increase in the interest rate spread of 3.07% for the first six months of 2002 compared to 2.42% for the first six months of 2001. Offsetting this increase was an increase of $141,000 in expenses during the six months ended June 30, 2002 when compared to the six months ended June 30, 2001.

Net Interest Income

Net interest income is the difference between interest income, including fees on loans, and interest expense, and is the largest contributing factor to net income for the Company. Total interest income decreased 29% to $3.91 million for the first six months of 2002 from $5.48 million for the first six months of 2001. This decrease was due to lower interest rates on loans with the average prime rate decreasing from 7.99% in the first six months of 2001 to 4.75% in the first six months of 2002. The majority of interest income on loans is derived from the commercial and commercial real estate loan portfolios which comprised 80% of total loans at June 30, 2002. Interest and fee income on loans totaled $3.87 million for the six months ended June 30, 2002 and $5.19 million for the six months ended June 30, 2001. Interest earned on investment securities and federal funds sold totaled $43,000 compared to $292,000 for the same periods due to a decreases in the average balances and lower interest rates between the first six months of 2002 and 2001. While the direction of future interest rates, competition, and other factors may have a significant impact, management anticipates interest income will continue to increase proportionately with the projected growth of the portfolio.

Interest expense decreased 51% to $1.70 million for the six months ended June 30, 2002 from $3.49 million for the six months ended June 30, 2001 due to decreasing interest rates. Interest expense consists predominantly of interest paid on money market accounts, which totaled $426,000 for the first six months of 2002 and $1.52 million for the first six months of 2001, and certificates of deposit, which totaled $1.15 million for the first six months of 2002 and $1.76 million for the first six months of 2001. Interest rate swap income that is used to offset interest expense was $270,000 in the first six months of 2002 and $120,000 in the first six months of 2001. Interest expense on subordinated debt and federal funds purchased totaled $116,000 compared to $160,000 for the same periods. It is anticipated that management will continue to employ time deposit instruments as the primary funding source utilized by the Company to fund additional growth.

The Company's interest rate spread was 3.07% for the first six months of 2002 compared to 2.42% for the first six months of 2001, a 65 basis point increase. The rate paid on total interest bearing liabilities decreased more than the yield on earning assets. The yield on average earning assets decreased 225 basis points due to decreases in interest rates. The average rate paid on interest bearing liabilities decreased 290 basis points due to lower short-term interest rates and due to lower long-term interest rates for time deposits which matured.


Provision for Loan Losses

The allowance for loan losses increased to $2.07 million as of June 30, 2002 from $1.88 million as of December 31, 2001. The allowance for loan losses is established through a provision for loan losses charged to expense and the increase is a result of an increase in total loans. A loan loss provision of $188,000 was expensed in the six months ended June 30, 2002 as compared to $393,000 during the six months ended June 30, 2001. The higher loan loss provision in 2001 was the result of a loan charge-off of $222,000. The allowance for loan losses at June 30, 2002 and June 30, 2001 was approximately 1.5% of total loans, net of residential mortgage loans held for sale on the secondary market.

The Bank has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. Along with other financial institutions, management shares a concern for the outlook of the economy during the remainder of 2002. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may be negatively impacted by the recent substantial decline in equity prices. Should the economic climate deteriorate further, certain borrowers may experience difficulty and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb possible losses relating to specifically identified loans that may become uncollectible based on evaluation as well as possible losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The majority of risk in the loan portfolio lies in commercial loans that include commercial real estate loans. Accordingly, the Company allocated $1.19 million (or 57% of the total loan loss reserve) to these loans, which comprise about 80% of the loan portfolio. The Company also allocated $100,000 (or approximately 5% of the total loan loss reserve) to residential mortgages, which comprise about 20% of the loan portfolio. Approximately $780,000 of the reserve for loan losses is unallocated.

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

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The Bank had eight impaired loans, which are mainly secured by real estate, totaling $2.3 million at June 30, 2002. One loan totaling $1.27 million is secured by real estate and represents 55% of the total impaired loans. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is a reasonable doubt as to the borrower's ability to meet payment of interest or principal when they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Cash collections on impaired loans are credited to the loan receivable balance or recognized as interest income on a cash basis. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured. During the first six months of 2002, $35,000 of gross interest income, which would have been recorded had the non-accruing loans been current in accordance with their original terms, was not recognized. The amount of interest income on non-accruing loans that was collected and included in net income on a cash basis for the first six months of 2002 was $14,000.

There were no loan charge-offs or recoveries during the six months ended June 30, 2002. During the first six months of 2001, a loan charge-off of $222,000 was applied against the reserve. Management, to the best of its knowledge, is not aware of any other significant loans, group of loans or segments of the portfolio where there are serious doubts as to repayment ability. While a comprehensive analysis of the allowance for loan losses is somewhat problematic due to the Company's relatively short history, management believes that the allowance was at an adequate level at June 30, 2002 based on the composition of the portfolio as well as regulatory guidelines. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

The following table summarizes the Company's nonperforming loans as of June 30, 2002 and December 31, 2001.

     NONPERFORMING LOANS                              6/30/02       12/31/01
     -------------------                            ----------     ----------
     Nonaccrual Loans                               $  370,802     $1,937,882
     Accruing Loans Past Due 90 Days or More(1)     $1,647,575     $  707,172
     Restructured Loans(2)                          $  278,814     $       --
---------------
(1) Loans are generally placed on nonaccrual status when contractually past due 90 days or more, unless management based upon the facts and circumstances does not feel it is necessary to put the specific loan on nonaccrual status.
(2) Loans are considered restructured when the terms are modified due to a deterioration in the financial condition of the borrower.


Non-Interest Income and Expenses

Non-interest income for the six months ended June 30, 2002 totaled $784,000 as compared to $898,000 for the six months ended June 30, 2001, a 13% decrease. Management service fees were the largest component of non-interest income, totaling $511,000 for the six months ended June 30, 2002 compared to $499,000 for the six months ended June 30, 2001. The Company charges The Middleton Doll Company, an affiliate of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. Service release fees which are received from the sale of residential mortgages originated for the secondary market totaled $189,000 for the six months ended June 30, 2002 compared to $321,000 for the six months ended June 30, 2001. The decrease in 2002 of service release premiums is due to smaller volume in home mortgage refinancing. Service charges related to deposit accounts and other income totaled $84,000 compared to $78,000 for the same period in 2001.

Non-interest expense increased 9% to $1.59 million for the six months months ended June 30, 2002 as compared to $1.46 million for the six months months ended June 30, 2001. Salaries and employee benefits totaled $1.10 million for the six months ended June 30, 2002 and $1.06 million for the six months ended June 30, 2001. These amounts included salaries that were reimbursed through the management service fee noted above. Other operating expenses, which include occupancy and fixed asset expense, data processing fees, advertising, investor communications, and professional fees were $489,000 compared to $410,000, a 19% increase. Depreciation increased $11,000 over the same period last year due to additional software and equipment. Regulatory agency fees increased $21,000 over the same period last year due to an assessment increase. Professional fees, including network management services, bank examination fees and trust organizational fees, increased $34,500 over the same period last year.

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

For the six months ended June 30, 2002, the Company recorded federal and state income tax expense of $420,000. The Company also has a deferred tax asset of $850,000. For the six months ended June 30, 2001, the Company recorded a federal and state income tax expense of $300,000 and had a deferred tax asset of $702,000. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for the expense for income taxes for the six months ended June 30, 2002 was 34%, as compared to 29% for the first six months of 2001.


FINANCIAL CONDITION

The Company reported total assets of $140.04 million as of June 30, 2002 versus $133.76 million as of December 31, 2001, a 5% increase. Cash and due from banks increased to $2.03 million as of June 30, 2002 from $2.00 million at December 31, 2001.

The Company's investment securities portfolio decreased to $2.43 million as of June 30, 2002 from $5.35 million at December 31, 2001 in order to fund loan growth. Investment securities consist of taxable variable rate demand notes secured by irrevocable letters of credit issued by federally insured, domestic financial institutions. Although the notes have a long term maturity structure, the interest rate is adjustable weekly and the holder has the option to liquidate the security at 100% of par value within seven days upon proper notice. The cost value of these notes approximates market value. These instruments provide the Company with ready liquidity to provide for loan funding requirements. Management believes that the investment portfolio is adequately diversified.

As of June 30, 2002, loans were $133.71 million compared to $125.32 million as of December 31, 2001. Residential mortgage loans originated for sale on the secondary market totaled an additional $423,000 as of June 30, 2002 compared to $284,000 as of December 31, 2001. Excluding the mortgage loans originated for sale, the allowance for loan losses remained at approximately 1.5% of gross loans, totaling $2.07 million at June 30, 2002 and $1.88 million at year end 2001. In addition to loans outstanding, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Company had gross unfunded loan commitments outstanding totaling $24.30 million as of June 30, 2002, of which $3.24 million will be participated to The Middleton Doll Company and other third party lenders.

Other assets at June 30, 2002 totaled $3.52 million compared to $2.69 million at December 31, 2001. Other assets at June 30, 2002 included net furniture and equipment of $158,000, accrued interest receivable on loans of $624,000, excess servicing assets of $84,000 relating to loans sold to a third party, current and deferred tax assets of $997,000, trust legal and placement fees of $155,000, Federal Home Loan bank stock of $186,000, cash surrender value on a life insurance policy of $1.12 million and other miscellaneous assets of $195,000.

Total deposits increased 1% to $121.30 million at June 30, 2002 from $120.01 million as of year end 2001. Indexed money market accounts decreased 23% to $40.69 million as of June 30, 2002 from $52.80 million as of December 31, 2001. Time certificates of deposit increased 23% to $71.95 million as of June 30, 2002 from $58.66 million as of year end. Time deposits include brokered CDs with terms ranging from three months to three years and totaled $39.26 million and $26.11 million as of June 30, 2002 and December 31, 2001, respectively. In order for the Company to facilitate continued loan growth, management expects to continue to aggressively market and competitively price its money market and certificate of deposit products. Other deposits as of June 30, 2002 included non-interest bearing accounts totaling $6.85 million and interest bearing checking accounts (NOW accounts) of $1.81 million.

In addition to deposits, the Company periodically borrows funds via its correspondent banking relationships. As of June 30, 2002, the Bank had purchased $3.0 million in federal funds.

Other liabilities decreased to $1.04 million as of June 30, 2002 from $4.04 million at December 31, 2001. The $3.0 million of subordinated debt due to affiliated companies was paid at June 30, 2002. Other liabilities as of June 30, 2002, consisted primarily of accrued interest payable of $713,000, accrued expenses payable of $102,000, retained loan discount relating to loans sold to a third party totaling $74,000, and other miscellaneous liabilities of $154,000.

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


CAPITAL RESOURCES

Capital ratios applicable to the Bank and the Company at June 30, 2002 and December 31, 2001 were as follows:

                                     TOTAL CAPITAL TO        TIER I CAPITAL TO      TIER I CAPITAL TO
                                   RISK WEIGHTED ASSETS    RISK WEIGHTED ASSETS       AVERAGE ASSETS
                                   --------------------    --------------------    --------------------
Regulatory Capital Requirements:
   Minimum at 6/30/02              $10,418,242     8.0%    $ 5,209,121     4.0%    $ 5,448,075     4.0%
   Well-capitalized at 6/30/02     $13,022,802    10.0%    $ 7,813,681     6.0%    $ 6,810,094     5.0%

At June 30, 2002
   Bank                            $15,990,970    12.3%    $14,357,639    11.0%    $14,357,639    10.5%
   Company                         $16,329,045    12.5%    $12,922,557     9.9%    $12,922,557     9.5%

At December 31, 2001
   Bank                            $13,337,639    10.9%    $11,801,176     9.6%    $11,801,176     8.8%
   Company                         $13,429,361    10.9%    $ 8,891,415     7.2%    $ 8,891,415     6.6%


Management intends to maintain capital levels in excess of minimums established by the regulatory authorities. The Company exceeds all regulatory requirements regarding the maintenance of capital and was categorized as "well capitalized" under the regulatory framework for capital adequacy as of June 30, 2002 and December 31, 2001.

On June 27, 2002, the Company through its trust subsidiary, issued $5,000,000 of redeemable preferred securities which is included above as Tier I capital.

The Company expects that all earnings will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future.

Liquidity

The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, accommodate possible deposit withdrawals, and take advantage of interest rate market opportunities in a cost effective manner. Although primary sources of funds are deposits and repayments of loan principal, the Company also maintains a significant level of liquid assets to provide for potential funding needs. In addition to cash balances as of June 30, 2002, the Company held $2.43 million of marketable securities and $423,000 of residential mortgage loans originated and intended for sale in the secondary market. Should an immediate need for funds arise, these assets may be readily liquidated with nominal risk of principal loss.

Additionally, the Company has access to various off-balance sheet sources of funds. Currently, the Company has correspondent banking relationships with four institutions which collectively have approved federal funds lines for the Bank totaling $8.5 million. The Company also has the ability to sell loan participations to correspondents and affiliates. Further, the Company has the ability to acquire funds via the brokered certificate of deposit market. Management has periodically purchased certificates of deposit through approved brokers as market conditions dictate to fill funding gaps. The Bank has been approved with the Federal Reserve Bank of Chicago to borrow funds from the Discount Window on a secured basis. This will allow the Bank to borrow up to $10 million on a short-term basis in the event of an unexpected liquidity shortfall. The actual amount the Bank will be able to borrow will depend on total capital and on the amount of assets the Bank will pledge. Currently, the Bank has pledged enough assets to borrow up to $10 million. In February, 2002, the Bank became a member of the Federal Home Loan Bank of Chicago ("FHLB of Chicago"). As a member, the Bank was required to purchase $185,900 worth of FHLB of Chicago stock. Based upon the Bank's minimum stock purchase, the Bank has the capacity to borrow $3,698,000 from the FHLB of Chicago. The borrowing capacity is also dependent on the amount of loans that are pledged. At the present time, the Bank has not used this new credit facility. Management believes that current liquidity levels are sufficient to meet anticipated loan demand as well as to absorb potential deposit withdrawals.


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

In the normal course of business, the Bank engages in off-balance sheet activity to hedge interest rate risk. As of June 30, 2002, the Company had two interest rate swap agreements outstanding with a notional value totaling $15.0 million structured as a hedge of specific fixed-rate deposits whose terms coincide with the terms of the swap agreement. The swap agreements are structured so that the Company receives a fixed interest rate and pays a variable rate based upon LIBOR. These instruments allow management to more closely balance the repricing opportunities of the Company's assets and liabilities and thereby, reduces potential interest rate risk exposure. Although swaps reduce interest rate risk, the potential for profit or loss on interest rate swaps still exists depending upon fluctuations in interest rates.


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

                                   SCHEDULE 1
          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                             AVERAGE BALANCE SHEETS

                                      FOR SIX MONTHS ENDED      FOR YEAR ENDED
                                          JUNE 30, 2002       DECEMBER 31, 2001
                                      --------------------    -----------------
Cash and Due From Banks                   $  1,905,553           $  2,486,233
Federal Funds Sold                             163,950                887,003
Investment Securities (Taxable)              4,100,544              7,757,898
Loans:
   Commercial                               32,016,848             31,238,702
   Commercial Real Estate                   67,610,783             64,175,781
   Residential Real Estate                  25,268,063             24,960,508
   Industrial Revenue Bonds                  1,174,027              1,997,198
   Leases                                      869,224              1,127,594
   Installment and Consumer                    325,813                238,885
                                          ------------           ------------
      Total Loans                          127,264,758            123,738,668
   Less: Allowance for Loan Losses          (1,964,442)            (1,965,799)
                                          ------------           ------------
         Net Loans                         125,300,316            121,772,869
Fixed Assets                                   168,920                161,100
Other Assets                                 2,441,548              2,257,797
                                          ------------           ------------
      Total Assets                        $134,080,831           $135,322,900
                                          ============           ============

Demand Deposits                           $  6,331,625           $  7,264,187
Interest Bearing Deposits
   NOW                                       1,918,286              2,113,772
   Money Market                             46,218,929             56,750,217
   Time Deposits                            64,820,064             55,951,694
                                          ------------           ------------
      Total Deposits                       119,288,904            122,079,870
Federal Funds Purchased                      1,475,359                943,167
Subordinated Note                            2,933,702              2,816,438
Other Liabilities                              943,540              1,112,456
                                          ------------           ------------
      Total Liabilities                    124,641,505            126,951,931
Equity Capital                               9,439,326              8,370,969
                                          ------------           ------------
      Total Liabilities and Capital       $134,080,831           $135,322,900
                                          ============           ============

                                   SCHEDULE 2
                                  LOAN SUMMARY

The following table summarizes the distribution of the Company's loan portfolio expressed in dollar amounts and as a percentage of the total portfolio as of June 30, 2002 and December 31, 2001.

                                   JUNE 30, 2002            DECEMBER 31, 2001
                              -----------------------    -----------------------
                                 AMOUNT       PERCENT       AMOUNT       PERCENT
                              ------------    -------    ------------    -------
Commercial                    $ 31,189,768     23.25%    $ 28,224,755     22.52%
Real Estate:
   Construction                 16,442,403     12.26%      17,000,955     13.56%
   Commercial                   63,214,514     47.13%      57,997,188     46.28%
   Residential                  21,160,641     15.78%      19,607,032     15.65%
Industrial Revenue Bonds
   and Municipals                1,155,872      0.86%       1,196,306      0.95%
Leasing Finance Receivable         680,548      0.51%       1,022,014      0.82%
Installment and Consumer           287,906      0.21%         272,611      0.22%
                              ------------    ------     ------------    ------
Total Loans                   $134,131,652    100.00%    $125,320,861    100.00%
                              ============    ======     ============    ======

                                PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which the Company or its subsidiaries are a party.

Item 2.   CHANGES IN SECURITIES

          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 16, 2002, the annual meeting of shareholders was held. At the meeting Donald L. Menefee and Terry L. Mather were elected to serve as Class II directors with terms expiring in 2005. Continuing as a Class III director (term expires in 2003) is Donald E. Sydow. Continuing as Class I directors with (terms expire in 2004) are George R. Schonath and Jon McGlocklin. The shareholders ratified the appointment of Virchow Krause & Company, LLP as the Company's independent public accountants for the year ending December 31, 2002.

          There were 940,000 issued and outstanding shares of common stock at the time of the annual meeting. The voting on each item presented at the annual meeting was as follows:

                                                               For     Withheld
                                                             -------   --------
          Election of Directors
             Donald L. Menefee                               883,350     4,098
             Terry L. Mather                                 883,347     4,101

                                           For     Against   Abstain    Total
                                         -------   -------   -------   -------
          Ratification of Accountants    884,024     1,758     1,666   887,448


Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  List of Exhibits

               10    Indenture by and between InvestorsBancorp, Inc, and Wells
                     Fargo Bank, National Association, as Trustee dated June 27,
                     2002
               11    Statement Regarding Computation of Per Share Earnings
               99.1  Chief Executive Officer Certification
               99.2  Chief Financial Officer Certification

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                            INVESTORSBANCORP, INC.
                                            (Registrant)


Date: August 13, 2002                       /s/ George R. Schonath
                                            ------------------------------------
                                            George R. Schonath
                                            Chief Executive Officer



Date: August 13, 2002                       /s/ Susan J. Hauke
                                            ------------------------------------
                                            Susan J. Hauke
                                            Vice President Finance and
                                            Chief Accounting Officer