Form 10QSB
period 2002-09-30
INVESTORSBANCORP INC
filed 2002-11-14
CIK 1039454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002
                                                         ------------------

                                     or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

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

As of November 13, 2002, the Issuer had 925,265 shares of $0.01 par value common stock issued and outstanding.

                             INVESTORSBANCORP, INC.

                                FORM 10-QSB INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 2002 (Unaudited) and
          December 31, 2001 ...............................................................3

          Consolidated Statements of Income - For the Three and Nine Months
          Ended September 30, 2002 and 2001 (Unaudited) ...................................4

          Consolidated Statements of Changes in Shareholders' Equity - For the
          Nine Months Ended September 30, 2002 and 2001 (Unaudited)........................5

          Consolidated Statements of Cash Flows - For the Three and Nine Months Ended
          September 30, 2002 and 2001 (Unaudited)..........................................6

          Notes to the Consolidated Financial Statements (Unaudited) ......................7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...........................................................8

Item 3.   Controls and Procedures ........................................................18

PART II. OTHER INFORMATION

          Item 1. Legal Proceedings ......................................................20

          Item 2. Changes in Securities ..................................................20

          Item 3. Defaults Upon Senior Securities ........................................20

          Item 4. Submission of Matters to a Vote of Security Holders ....................20

          Item 5  Other Information ......................................................20

          Item 6. Exhibits and Reports on Form 8-K .......................................20

          Signatures .....................................................................21

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                           SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                                           ------------------     -----------------
                                                              (UNAUDITED)
ASSETS
Cash and due from banks                                    $       3,276,609     $        2,004,926
Available for sale securities - stated at fair value               1,761,875              5,347,264
Loans, less allowance for loan losses of $2,265,581 and
   $1,884,331 in 2002 and 2001, respectively                     143,317,149            123,436,530
Mortgage loans held for sale                                       3,051,500                284,000
Premises and equipment, net                                          139,947                182,360
Accrued interest receivable and other assets                       3,942,673              2,505,325
                                                           -----------------     ------------------
      TOTAL ASSETS                                         $     155,489,753     $      133,760,405
                                                           =================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Demand                                                  $       8,149,663     $        6,239,453
   Savings and NOW                                                43,622,450             55,119,150
   Other Time                                                     81,184,600             58,655,079
                                                           -----------------     ------------------
      Total Deposits                                             132,956,713            120,013,682
Federal funds purchased                                              555,000                815,000
Other borrowings                                                   5,200,000              3,000,000
Redeemable preferred securities of subsidiary trust                5,000,000                     --
Accrued interest payable and other liabilities                     1,697,627              1,040,308
                                                           -----------------     ------------------
      Total Liabilities                                          145,409,340            124,868,990
                                                           -----------------     ------------------

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares
   authorized, -0- issued                                                 --                     --
Common stock, $0.01 par value; 9,000,000 shares
   authorized, 1,050,000 shares issued                                10,500                 10,500
Surplus                                                            7,316,900              7,316,900
Retained earnings                                                  3,606,691              2,374,996
Treasury stock, 123,016 shares in 2002 and 110,000
   shares in 2001, respectively, at cost                            (853,678)              (810,981)
                                                           -----------------     ------------------
      TOTAL SHAREHOLDERS' EQUITY                                  10,080,413              8,891,415
                                                           -----------------     ------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $     155,489,753     $      133,760,405
                                                           =================     ==================

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                     2002          2001          2002          2001
                                                  ----------    ----------    ----------    ----------
Interest income:
   Interest and fees on loans                     $2,067,191    $2,358,917    $5,935,916    $7,547,355
   Interest on investment securities - taxable         7,198        60,925        48,844       327,646
   Interest on federal funds sold                      1,240         4,203         2,432        29,214
                                                  ----------    ----------    ----------    ----------
      TOTAL INTEREST INCOME                        2,075,629     2,424,045     5,987,192     7,904,215

INTEREST EXPENSE:
   Interest on deposits                              825,309     1,254,670     2,410,440     4,584,254
   Interest on federal funds purchased                14,570         8,765        29,478        32,698
   Interest on other borrowings                       88,307        64,788       189,662       200,596
                                                  ----------    ----------    ----------    ----------
      TOTAL INTEREST EXPENSE                         928,186     1,328,223     2,629,580     4,817,548

   NET INTEREST INCOME BEFORE PROVISION FOR
      LOAN LOSSES                                  1,147,443     1,095,822     3,357,612     3,086,667

Provision for loan losses                            192,704        85,755       380,204       478,981
                                                  ----------    ----------    ----------    ----------
   NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                                    954,739     1,010,067     2,977,408     2,607,686
                                                  ----------    ----------    ----------    ----------

NONINTEREST INCOME:
   Service fees                                       35,241        23,300        93,152        73,076
   Management service fees                           248,213       246,502       759,492       745,578
   Service release premiums                          147,066       117,462       335,573       438,320
   Other income                                       13,072        14,004        39,553        42,782
                                                  ----------    ----------    ----------    ----------
      TOTAL NONINTEREST INCOME                       443,592       401,268     1,227,770     1,299,756
                                                  ----------    ----------    ----------    ----------

NONINTEREST EXPENSES:
   Salaries                                          380,604       389,074     1,186,259     1,200,451
   Pension, profit sharing, employee benefits        136,337       111,541       428,697       355,381
   Occupancy                                          28,659        27,517        82,870        84,983
   Furniture and equipment expenses                   12,344        13,604        42,527        44,090
   Data processing services                           53,097        41,259       126,866       116,528
   Other expenses                                    140,109       142,630       470,534       389,188
                                                  ----------    ----------    ----------    ----------
      TOTAL NONINTEREST EXPENSES                     751,150       725,625     2,337,753     2,190,621
                                                  ----------    ----------    ----------    ----------
INCOME BEFORE INCOME TAXES                           647,181       685,710     1,867,425     1,716,821
   Less applicable income taxes                      215,989       230,570       635,730       530,616
                                                  ----------    ----------    ----------    ----------
NET INCOME                                        $  431,192    $  455,140    $1,231,695    $1,186,205
                                                  ==========    ==========    ==========    ==========

PER SHARE AMOUNTS:
   Basic earnings per share                       $     0.46    $     0.48    $     1.31    $     1.22
                                                  ==========    ==========    ==========    ==========
   DILUTED EARNINGS PER SHARE                     $     0.43    $     0.48    $     1.25    $     1.22
                                                  ==========    ==========    ==========    ==========
   WEIGHTED AVERAGE SHARES
      OUTSTANDING - DILUTED                          991,540       949,711       986,817       975,567
                                                  ==========    ==========    ==========    ==========

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                    TOTAL
                                   COMMON                         RETAINED       TREASURY        SHAREHOLDERS'
                                    STOCK         SURPLUS         EARNINGS         STOCK            EQUITY
                                ------------    ------------    ------------    ------------     -------------
BALANCES, December 31, 2000     $     10,500    $  7,316,900    $    901,948    $   (263,163)    $  7,966,185

Net income for first nine
   months of 2001                         --              --       1,186,205              --        1,186,205

Purchase of treasury stock                --              --              --        (547,818)        (547,818)
                                ------------    ------------    ------------    ------------     ------------
BALANCES, September 30, 2001    $     10,500    $  7,316,900    $  2,088,153    $   (810,981)    $  8,604,572
                                ============    ============    ============    ============     ============

BALANCES, December 31, 2001     $     10,500    $  7,316,900    $  2,374,996    $   (810,981)    $  8,891,415

Net income for first nine
   months of 2002                         --              --       1,231,695              --        1,231,695

Purchase of treasury stock                --              --              --         (42,697)         (42,697)
                                ------------    ------------    ------------    ------------     ------------
BALANCES, September 30, 2002    $     10,500    $  7,316,900    $  3,606,691    $   (853,678)    $ 10,080,413
                                ============    ============    ============    ============     ============

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               2002             2001
                                                           ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              $  1,231,695     $  1,186,205
   Adjustments to reconcile net income to net cash
      flows from operating activities
   Depreciation                                                  57,249           43,044
   Provision for loan losses                                    380,204          478,981
   Net change in
      Mortgage loans held for sale                           (2,767,500)        (801,600)
      Accrued interest receivable and other assets           (1,437,348)          (1,757)
      Accrued interest payable and other liabilities            657,319         (208,726)
                                                           ------------     ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                     (1,878,381)         696,147
                                                           ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in available for sale securities
      Maturities, prepayments, sales and calls                3,585,389       10,917,310
   Net increase in loans                                    (20,260,823)      (5,345,260)
   Additions to premises and equipment                          (14,836)        (125,120)
                                                           ------------     ------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                    (16,690,270)       5,446,930
                                                           ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in deposits                       12,943,031      (12,807,575)
   Net change in federal funds purchased and
      securities sold under repurchase agreements              (260,000)       5,785,000
   (Pay off) proceeds from other borrowings                   2,200,000          500,000
   Proceeds from issuance of trust preferred securities       5,000,000               --
   Purchase of treasury stock                                   (42,697)        (547,818)
                                                           ------------     ------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                     19,840,334       (7,070,393)
                                                           ------------     ------------

Net Change in Cash and Cash Equivalents                       1,271,683         (927,316)
Cash and Cash Equivalents - Beginning of year                 2,004,926        3,453,639
                                                           ------------     ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                  $  3,276,609     $  2,526,323
                                                           ============     ============
SUPPLEMENTAL CASH FLOW DISCLOSURES
   Cash paid for interest                                  $  2,174,393     $  5,083,329
   Cash paid for income taxes                              $    620,500     $    722,000

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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


NOTE 2.  ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of September 30, 2002 and December 31, 2001 and the results of operations for the nine months and three months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001 have been made. Such adjustments consisted only of normal recurring items. Operating results for the periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-KSB. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

The Company has adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133", and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements require the Company to designate all derivative instruments as either fair value hedges or cash flow hedges and to record the hedge on the balance sheet at its fair market value. The net gain/loss on instruments classified as cash flow hedges are reported as changes in other comprehensive income. The net gain/loss on instruments classified as fair value hedges are reported as increases/decreases in current year earnings. The Company's four interest rate swaps are classified as fair value hedges with a net fair market value of $399,000 at September 30, 2002.

NOTE 4.  TRUST PREFERRED SECURITIES

On June 27, 2002, the Company purchased 155 shares of common securities of the Trust at a price of $1,000 per share and the Trust issued 5,000 shares of Trust Preferred Securities with a liquidation value of $1,000 per share. The proceeds from this transaction were used by the Company to pay off $3.0 million of subordinated debt and to increase capital at the Bank. The $5.16 million of Trust Preferred Security debt is due on June 30, 2032, with interest payable quarterly beginning on September 30, 2002. The interest rate is based on the three month LIBOR rate plus 365 basis points and resets quarterly with a maximum rate of 12% prior to June 30, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides additional analysis of the financial statements and should be read in conjunction with that information. The discussion focuses on significant factors that affected the Company's earnings for the periods ended September 30, 2002 and 2001. The Bank and its operations contributed substantially all of the revenue and expense during those periods. Included in the operations of the Bank are the activities of its wholly-owned subsidiary, Investors Business Credit, Inc.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

During the quarter ended September 30, 2002, the Company reported net income of $431,000, or $0.43 per share (diluted), as compared to net income of $455,000, or $0.48 per share (diluted), for the quarter ended September 30, 2001. The $24,000 decrease in profitability was primarily attributable to an increase in the loan loss reserve, which occurred for the most part due to the $11.87 million increase in loans during the quarter.

Net Interest Income

Net interest income is the difference between interest income, including fees on loans, and interest expense, and is the largest contributing factor to net income for the Company. Total interest income decreased 14% to $2.08 million for the third quarter of 2002 from $2.42 million for the third quarter of 2001. This decrease was due to lower interest rates on loans with the average prime rate decreasing from 6.57% in the third quarter of 2001 to 4.75% in the third quarter of 2002. On November 8, 2002, the prime rate was reduced by 0.5% to 4.25% as the result of the November 6th federal reserve rate cut. However, offsetting the significant decrease in rates, average loans increased $18.87 million when comparing average outstanding loan balances for the three months ended September 30, 2002 and September 30, 2001. The majority of interest income on loans is derived from the commercial and commercial real estate loan portfolios which comprised approximately 80% of total loans at September 30, 2002. Interest and fee income on loans totaled $2.07 million for the three months ended September 30, 2002 and $2.36 million for the three months ended September 30, 2001. Interest earned on investment securities and federal funds sold totaled $8,000 compared to $65,000 for the same periods due to a 54% decrease in the average balances and lower interest rates between the third quarters of 2002 and 2001. While the direction of future interest rates, competition, and other factors may have a significant impact, management anticipates interest income will continue to increase proportionately with the projected growth of the portfolio.

Interest expense decreased 30% to $928,000 for the quarter ended September 30, 2002 from $1.33 million for the quarter ended September 30, 2001 due to decreasing interest rates for time deposits which matured during the period. However, the average balance of the interest bearing liabilities increased 13% from the third quarter of last year. Interest expense consists predominantly of interest paid on money market accounts, which totaled $171,000 for the third quarter of 2002 and $520,000 for the third quarter of 2001, and certificates of deposit, which totaled $746,000 for the third quarter of 2002 and $800,000 for the third quarter of 2001. Interest rate swap income that is used to offset interest expense was $97,000 in the third quarter of 2002 and $82,000 in the third quarter of 2001. Interest expense on other borrowings and federal funds purchased totaled $103,000 compared to $74,000 for the same periods. The average balance at September 30, 2002 for other borrowings and federal funds purchased increased by $6.64 million over the same period a year ago in order to fund the Bank's loan growth.

The Company's interest rate spread was 3.00% for the third quarter of 2002 compared to 2.87% for the third quarter of 2001, a 13 basis point increase. The rate paid on total interest bearing liabilities decreased more than the yield on earning assets. The yield on average earning assets decreased 160 basis points due to decreases in interest rates. The average rate paid on interest bearing liabilities decreased 173 basis points due to lower short-term interest rates and due to lower long-term interest rates for both time deposits which matured and for other borrowings.

Provision for Loan Losses

The allowance for loan losses increased to $2.27 million as of September 30, 2002 from $1.88 million as of December 31, 2001. The allowance for loan losses is established through a provision for loan losses charged to expense and the increase is a result of an increase in total loans. A loan loss provision of $193,000 was expensed in the quarter ended September 30, 2002 as compared to $86,000 during the quarter ended September 30, 2001. The allowance for loan losses at September 30, 2002 and September 30, 2001 was approximately 1.5% of total loans, net of residential mortgage loans held for sale on the secondary market.

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

Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb possible losses relating to specifically identified loans that may become uncollectible based on evaluation as well as possible losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The majority of risk in the loan portfolio lies in commercial loans that include commercial real estate loans. Accordingly, the Company allocated $1.97 million (or 87% of the total loan loss reserve) to these loans, which comprised about 80% of the loan portfolio. The Company also allocated $120,000 (or approximately 5% of the total loan loss reserve) to residential mortgages, which comprised about 20% of the loan portfolio. Approximately $180,000 of the reserve for loan losses was unallocated.

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

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The Bank had thirteen impaired loans, which are mainly secured by real estate, totaling $3.0 million at September 30, 2002. One loan totaling $1.26 million is secured by real estate and represented 42% of the total impaired loans. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is a reasonable doubt as to the borrower's ability to meet payment of interest or principal when they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Cash collections on impaired loans are credited to the loan receivable balance or recognized as interest income on a cash basis. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured. During the third quarter of 2002, $40,600 of gross interest income, which would have been recorded had the non-accruing loans been current in accordance with their original terms, was not recognized. The amount of interest income on non-accruing loans that was collected and included in net income on a cash basis for the third quarter of 2002 was $1,500.

There were no loan charge-offs during the three months ended September 30, 2002 and 2001. There was a recovery of $1,000 during the three months ended September 30, 2002. Management, to the best of its knowledge, is not aware of any other significant loans, group of loans or segments of the portfolio where there are serious doubts as to repayment ability. While a comprehensive analysis of the allowance for loan losses is somewhat problematic due to the Company's relatively short history, management believes that the allowance was at an adequate level at September 30, 2002 based on the composition of the portfolio as well as regulatory guidelines. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

The following table summarizes the Company's nonperforming loans as of September 30, 2002 and December 31, 2001.

NONPERFORMING LOANS                                   9/30/2002     12/31/2001
-------------------                                   ---------     ----------
Nonaccrual Loans                                      $2,269,198    $1,937,882
Accruing Loans Past Due 90 Days or More (1)           $  739,284    $  707,172
Restructured Loans (2)                                $       --    $       --

(1) Loans are generally placed on nonaccrual status when contractually past due 90 days or more, unless management based upon the facts and circumstances does not feel it is necessary to put the specific loan on nonaccrual status.

(2) Loans are considered restructured when the terms are modified due to a deterioration in the financial condition of the borrower.

Non-Interest Income and Expenses

Non-interest income for the quarter ended September 30, 2002 totaled $443,000 as compared to $401,000 for the quarter ended September 30, 2001, a 10% increase. Management service fees were the largest component of non-interest income, totaling $248,000 for the quarter ended September 30, 2002 compared to $247,000 for the quarter ended September 30, 2001. The Company charges The Middleton Doll Company, an affiliate of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. Service release fees which are received from the sale of residential mortgages originated for the secondary market totaled $147,000 for the quarter ended September 30, 2002 compared to $117,000 for the quarter ended September 30, 2001. The 26% increase in 2002 of service release premiums was due to an increase in volume in home mortgage refinancing as interest rates have continued to decrease. Service charges related to deposit accounts and other income totaled $48,000 compared to $37,000 for the same period in 2001.

Non-interest expense increased 3% to $751,000 for the three months ended September 30, 2002 as compared to $726,000 for the three months ended September 30, 2001. Salaries and employee benefits totaled $517,000 for the three months ended September 30, 2002 and $501,000 for the three months ended September 30, 2001. These amounts included salaries that were reimbursed through the management service fee noted above. Other operating expenses, which include occupancy and fixed asset expense, data processing fees, advertising, investor communications, and professional fees were $234,000 compared to $225,000, a 4% increase. Depreciation increased $3,000 over the same period last year due to additional software and equipment. Professional fees, including network management services, bank examination fees and trust organizational fees accounted for the rest of the increase.

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

For the quarter ended September 30, 2002, the Company recorded federal and state income tax expense of $216,000. The Company also has a deferred tax asset of $850,000. For the quarter ended September 30, 2001, the Company recorded a federal and state income tax expense of $231,000 and had a deferred tax asset of $702,000. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for the expense for income taxes for the quarter ended September 30, 2002 was 33%, as compared to 34% for the third quarter of 2001.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

During the nine months ended September 30, 2002, the Company reported net income of $1.23 million, or $1.25 per share (diluted), as compared to net income of $1.19 million, or $1.22 per share (diluted), for the nine months ended September 30, 2001. This enhanced profitability was primarily attributable to a 6% increase in the interest margin for the first nine months of 2002 compared to the first nine months of 2001. Additionally, the provision for loan losses was $99,000 less during the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. Offsetting these increases to income were increased expenses of $147,000 during the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001.

Net Interest Income

Net interest income is the difference between interest income, including fees on loans, and interest expense, and is the largest contributing factor to net income for the Company. Total interest income decreased 24% to $5.99 million for the first nine months of 2002 from $7.90 million for the first nine months of 2001. This decrease was due to lower interest rates on loans with the average prime rate decreasing from 7.52% in the first nine months of 2001 to 4.75% in the first nine months of 2002. On November 8, 2002, the prime rate was reduced by 0.5% to 4.25% as the result of the November 6th federal reserve rate cut. However, offsetting the 37% decrease in rates, average loans increased $9.26 million when comparing average outstanding loan balances for the nine months ended September 30, 2002 and 2001. The majority of interest income on loans is derived from the commercial and commercial real estate loan portfolios which comprised approximately 80% of total loans at September 30, 2002. Interest and fee income on loans totaled $5.94 million for the nine months ended September 30, 2002 and $7.55 million for the nine months ended September 30, 2001. Interest earned on investment securities and federal funds sold totaled $51,000 compared to $357,000 for the same periods due to a 60% decrease in the average balances and lower interest rates between the first nine months of 2002 and 2001. While the direction of future interest rates, competition, and other factors may have a significant impact, management anticipates interest income will continue to increase proportionately with the projected growth of the portfolio.

Interest expense decreased 45% to $2.63 million for the nine months ended September 30, 2002 from $4.82 million for the nine months ended September 30, 2001 due to decreasing interest rates for time deposits which matured during the period. Interest expense consists predominantly of interest paid on money market accounts, which totaled $597,000 for the first nine months of 2002 and $2.04 million for the first nine months of 2001, and certificates of deposit, which totaled $2.16 million for the first nine months of 2002 and $2.68 million for the first nine months of 2001. Interest rate swap income that is used to offset interest expense was $367,000 in the first nine months of 2002 and $203,000 in the first nine months of 2001. Interest expense on other borrowings and federal funds purchased totaled $219,000 compared to $233,000 for the same periods. The average balance for other borrowings and federal funds purchased increased to $6.61 million at September 30, 2002 as compared to $3.73 million at September 30, 2001 in order to fund the Bank's loan growth while at the same time the cost for these funds has continued to decrease.

The Company's interest rate spread was 3.00% for the first nine months of 2002 compared to 2.57% for the first nine months of 2001, a 43 basis point increase. The rate paid on total interest bearing liabilities decreased more than the yield on earning assets. The yield on average earning assets decreased 209 basis points due to decreases in interest rates. The average rate paid on interest bearing liabilities decreased 252 basis points due to lower short-term interest rates and due to lower long-term interest rates for both time deposits which matured and for other borrowings.

Provision for Loan Losses

The allowance for loan losses increased to $2.27 million as of September 30, 2002 from $1.88 million as of December 31, 2001. The allowance for loan losses is established through a provision for loan losses charged to expense and the increase is a result of an increase in total loans. A loan loss provision of $380,000 was expensed in the nine months ended June 30, 2002 as compared to $479,000 during the nine months ended June 30, 2001. The higher loan loss provision in 2001 was the result of a loan charge-off of $222,000. The allowance for loan losses at September 30, 2002 and September 30, 2001 was approximately 1.5% of total loans, net of residential mortgage loans held for sale on the secondary market.

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

Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb possible losses relating to specifically identified loans that may become uncollectible based on evaluation as well as possible losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The majority of risk in the loan portfolio lies in commercial loans that include commercial real estate loans. Accordingly, the Company allocated $1.97 million (or 87% of the total loan loss reserve) to these loans, which comprised about 80% of the loan portfolio. The Company also allocated $120,000 (or approximately 5% of the total loan loss reserve) to residential mortgages, which comprised about 20% of the loan portfolio. Approximately $180,000 of the reserve for loan losses was unallocated.

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

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The Bank had thirteen impaired loans, which are mainly secured by real estate, totaling $3.0 million at September 30, 2002. One loan totaling $1.26 million is secured by real estate and represented 42% of the total impaired loans. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is a reasonable doubt as to the borrower's ability to meet payment of interest or principal when they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Cash collections on impaired loans are credited to the loan receivable balance or recognized as interest income on a cash basis. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured. During the first nine months of 2002, $46,400 of gross interest income, which would have been recorded had the non-accruing loans been current in accordance with their original terms, was not recognized. The amount of interest income on non-accruing loans that was collected and included in net income on a cash basis for the first nine months of 2002 was $15,600.

There were no loan charge-offs or recoveries during the nine months ended September 30, 2002. During the first nine months of 2001, a loan charge-off of $222,000 was applied against the reserve. Management, to the best of its knowledge, is not aware of any other significant loans, group of loans or segments of the portfolio where there are serious doubts as to repayment ability. While a comprehensive analysis of the allowance for loan losses is somewhat problematic due to the Company's relatively short history, management believes that the allowance was at an adequate level at September 30, 2002 based on the composition of the portfolio as well as regulatory guidelines. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

The following table summarizes the Company's nonperforming loans as of September 30, 2002 and December 31, 2001.

NONPERFORMING LOANS                                   9/30/2002     12/31/2001
-------------------                                   ---------     ----------
Nonaccrual Loans                                      $2,269,198    $1,937,882
Accruing Loans Past Due 90 Days or More(1)            $  739,284    $  707,172
Restructured Loans(2)                                 $       --    $       --

(1) Loans are generally placed on nonaccrual status when contractually past due 90 days or more, unless management based upon the facts and circumstances does not feel it is necessary to put the specific loan on nonaccrual status.

(2) Loans are considered restructured when the terms are modified due to a deterioration in the financial condition of the borrower.

Non-Interest Income and Expenses

Non-interest income for the nine months ended September 30, 2002 totaled $1.23 million as compared to $1.30 million for the nine months ended September 30, 2001, a 5% decrease. Management service fees were the largest component of non-interest income, totaling $759,000 for the nine months ended September 30, 2002 compared to $746,000 for the nine months ended September 30, 2001. The Company charges The Middleton Doll Company, an affiliate of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. Service release fees which are received from the sale of residential mortgages originated for the secondary market totaled $336,000 for the nine months ended September 30, 2002 compared to $438,000 for the nine months ended June 30, 2001. The decrease in 2002 of service release premiums was due to smaller volume in home mortgage refinancing. Service charges related to deposit accounts and other income totaled $135,000 compared to $116,000 for the same period in 2001.

Non-interest expense increased 7% to $2.34 million for the nine months ended September 30, 2002 as compared to $2.19 million for the nine months ended September 30, 2001. Salaries and employee benefits totaled $1.61 million for the nine months ended September 30, 2002 and $1.56 million for the nine months ended September 30, 2001. These amounts included salaries that were reimbursed through the management service fee noted above. Other operating expenses, which include occupancy and fixed asset expense, data processing fees, advertising, investor communications, and professional fees were $723,000 compared to $635,000, a 14% increase. Depreciation increased $14,000 over the same period last year due to additional software and equipment. Professional fees, including network management services, bank examination fees and trust organizational fees, increased $65,500 over the same period last year.

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

For the nine months ended September 30, 2002, the Company recorded federal and state income tax expense of $636,000. The Company also has a deferred tax asset of $850,000. For the nine months ended September 30, 2001, the Company recorded a federal and state income tax expense of $531,000 and had a deferred tax asset of $702,000. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for the expense for income taxes for the nine months ended September 30, 2002 was 34%, as compared to 31% for the first nine months of 2001.

FINANCIAL CONDITION

The Company reported total assets of $155.49 million as of September 30, 2002 versus $133.76 million as of December 31, 2001, a 16% increase. Cash and due from banks increased to $3.28 million as of September 30, 2002 from $2.00 million at December 31, 2001.

The Company's investment securities portfolio decreased to $1.76 million as of September 30, 2002 from $5.35 million at December 31, 2001 in order to fund loan growth. Investment securities consist of taxable variable rate demand notes secured by irrevocable letters of credit issued by federally insured, domestic financial institutions. Although the notes have a long term maturity structure, the interest rate is adjustable weekly and the holder has the option to liquidate the security at 100% of par value within seven days upon proper notice. The cost value of these notes approximates market value. These instruments provide the Company with ready liquidity to provide for loan funding requirements. Management believes that the investment portfolio is adequately diversified.

As of September 30, 2002, loans were $145.58 million compared to $125.32 million as of December 31, 2001. Residential mortgage loans originated for sale on the secondary market totaled an additional $3.05 million as of September 30, 2002 compared to $284,000 as of December 31, 2001. Excluding the mortgage loans originated for sale, the allowance for loan losses remained at approximately 1.5% of gross loans, totaling $2.27 million at

September 30, 2002 and $1.88 million at year end 2001. In addition to loans outstanding, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Company had gross unfunded loan commitments outstanding totaling $23.03 million as of September 30, 2002, of which $1.37 million will be participated to other third party lenders.

The following table summarizes the distribution of the Company's loan portfolio expressed in dollar amounts and as a percentage of the total portfolio as of September 30, 2002 and December 31, 2001.

                                    SEPTEMBER 30, 2002           DECEMBER 31, 2001
                                  -----------------------     -----------------------
                                     AMOUNT       PERCENT        AMOUNT       PERCENT
                                  ------------    -------     ------------    -------
Commercial                        $ 31,662,825      21.75%    $ 28,224,755      22.52%
Real Estate:
   Construction                     13,330,556       9.16%      17,000,955      13.56%
   Commercial                       70,584,944      48.48%      57,997,188      46.28%
   Residential                      27,869,659      19.14%      19,607,032      15.65%
Industrial Revenue Bonds
   and Municipals                    1,135,458       0.78%       1,196,306       0.95%
Leasing Finance Receivable             652,691       0.45%       1,022,014       0.82%
Installment and Consumer               346,597       0.24%         272,611       0.22%
                                  ------------    -------     ------------    -------
Total Loans                       $145,582,730     100.00%    $125,320,861     100.00%
                                  ============    =======     ============    =======


Other assets at September 30, 2002 totaled $4.08 million compared to $2.69 million at December 31, 2001. Other assets at September 30, 2002 included net furniture and equipment of $140,000, accrued interest receivable on loans of $735,000, current and deferred tax assets of $1.05 million, trust legal and placement fees of $161,000, Federal Home Loan bank stock of $300,000, cash surrender value on a life insurance policy of $1.12 million and other miscellaneous assets of $577,000.

Total deposits increased 11% to $132.96 million at September 30, 2002 from $120.01 million as of year end 2001. Indexed money market accounts decreased 21% to $41.54 million as of September 30, 2002 from $52.80 million as of December 31, 2001. Time certificates of deposit increased 38% to $81.18 million as of September 30, 2002 from $58.66 million as of year end. Time deposits include brokered CDs with terms ranging from three months to three years and totaled $47.19 million and $26.11 million as of September 30, 2002 and December 31, 2001, respectively. In order for the Company to facilitate continued loan growth, management expects to continue to aggressively market and competitively price its money market and certificate of deposit products. Other deposits as of September 30, 2002 included non-interest bearing accounts totaling $8.15 million and interest bearing checking accounts (NOW accounts) of $2.09 million.

In addition to deposits, the Company periodically borrows funds via its correspondent banking relationships. As of September 30, 2002, the Bank had purchased $555,000 in federal funds and borrowed $5.2 million from the Federal Home Loan Bank of Chicago. An additional $5.0 million of funding was obtained through the issuance of trust preferred securities (see Note 4). The proceeds from the issuance of the trust preferred securities were used to pay off $3.0 million of subordinated debt the Company had outstanding as of December 31, 2001.

Other liabilities increased to $1.70 million as of September 30, 2002 from $1.04 million at December 31, 2001. Other liabilities as of September 30, 2002, consisted primarily of accrued interest payable of $1.05 million, accrued expenses payable of $119,000, and other miscellaneous liabilities of $530,000.

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

CAPITAL RESOURCES

Capital ratios applicable to the Bank and the Company at September 30, 2002 and December 31, 2001 were as follows:

                                       TOTAL CAPITAL TO           TIER I CAPITAL TO          TIER I CAPITAL TO
                                     RISK WEIGHTED ASSETS       RISK WEIGHTED ASSETS           AVERAGE ASSETS
                                   -------------------------   ------------------------   -------------------------
Regulatory Capital
Requirements:
   Minimum at 9/30/02                  $11,212,161    8.0%        $ 5,606,081    4.0%         $  5,947,805   4.0%
   Well-capitalized at 9/30/02         $14,015,202   10.0%        $ 8,409,121    6.0%         $  7,434,756   5.0%

At September 30, 2002
   Bank                                $16,296,778   11.7%        $14,543,014   10.4%         $ 14,543,014   9.8%
   Company                             $16,838,653   12.0%        $13,440,548    9.6%         $ 13,440,548   9.0%

At December 31, 2001
   Bank                                $13,337,639   10.9%        $11,801,176    9.6%         $ 11,801,176   8.8%
   Company                             $13,429,361   10.9%        $ 8,891,415    7.2%         $  8,891,415   6.6%

Management intends to maintain capital levels in excess of minimums established by the regulatory authorities. The Company exceeds all regulatory requirements regarding the maintenance of capital and was categorized as "well capitalized" under the regulatory framework for capital adequacy as of September 30, 2002 and December 31, 2001. On June 27, 2002, the Company through its trust subsidiary, issued $5,000,000 of redeemable preferred securities, a portion of which is included above as Tier I capital.

The Company expects that all earnings will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future.

Liquidity

The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, accommodate possible deposit withdrawals, and take advantage of interest rate market opportunities in a cost effective manner. Although primary sources of funds are deposits and repayments of loan principal, the Company also maintains a significant level of liquid assets to provide for potential funding needs. In addition to cash balances as of September 30, 2002, the Company held $1.76 million of marketable securities and $3.05 million of residential mortgage loans originated and intended for sale in the secondary market. Should an immediate need for funds arise, these assets may be readily liquidated with nominal risk of principal loss.

Additionally, the Company has access to various off-balance sheet sources of funds. Currently, the Company has correspondent banking relationships with three institutions which collectively have approved federal funds lines for the Bank totaling $9.5 million. The Company also has the ability to sell loan participations to correspondents and affiliates. Further, the Company has the ability to acquire funds via the brokered certificate of deposit market. Management has periodically purchased certificates of deposit through approved brokers as market conditions dictate to fill funding gaps. The Bank has been approved with the Federal Reserve Bank of Chicago to borrow funds from the Discount Window on a secured basis. This will allow the Bank to borrow up to $10 million on a short-term basis in the event of an unexpected liquidity shortfall. The actual amount the Bank will be able to borrow will depend on total capital and on the amount of assets the Bank will pledge. Currently, the Bank has pledged enough assets to borrow up to $10 million. In February, 2002, the Bank became a member of the Federal Home Loan Bank of Chicago ("FHLB of Chicago") and as of September 30, 2002, the Bank had purchased $300,200 worth of FHLB of Chicago stock. The stock, along with the loans that were pledged at September 30, 2002, allowed the Bank to borrow up to $6,068,000 from the FHLB of Chicago. Management believes that current liquidity levels are sufficient to meet anticipated loan demand as well as to absorb potential deposit withdrawals.

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

In the normal course of business, the Bank engages in off-balance sheet activity to hedge interest rate risk. As of September 30, 2002, the Company had four interest rate swap agreements outstanding with a notional value totaling $27.0 million structured as a hedge of specific fixed-rate deposits whose terms coincide with the terms of the swap agreement. The swap agreements are structured so that the Company receives a fixed interest rate and pays a variable rate based upon LIBOR. These instruments allow management to more closely balance the repricing opportunities of the Company's assets and liabilities and thereby, reduces potential interest rate risk exposure. Although swaps reduce interest rate risk, the potential for profit or loss on interest rate swaps still exists depending upon fluctuations in interest rates.

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


ITEM 3.     CONTROLS AND PROCEDURES

Based upon an evaluation within the 90 days prior to the filing date of this report, the Company's Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SCHEDULE 1
          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                             AVERAGE BALANCE SHEETS

                                       FOR NINE MONTHS ENDED       FOR YEAR ENDED
                                         SEPTEMBER 30, 2002      DECEMBER 31, 2001
                                       ---------------------     ------------------
Cash and Due From Banks                $           1,981,965     $        2,486,233
Federal Funds Sold                                   219,817                887,003
Investment Securities (Taxable)                    3,692,943              7,757,898
Loans:
   Commercial                                     32,827,274             31,238,702
   Commercial Real Estate                         70,421,418             64,175,781
   Residential Real Estate                        26,674,931             24,960,508
   Industrial Revenue Bonds                        1,163,712              1,997,198
   Leases                                            802,855              1,127,594
   Installment and Consumer                          299,553                238,885
                                       ---------------------     ------------------
      Total Loans                                132,189,743            123,738,668
   Less:  Allowance for Loan Losses               (2,011,873)            (1,965,799)
                                       ---------------------     ------------------
      Net Loans                                  130,177,870            121,772,869
Fixed Assets                                         163,063                161,100
Other Assets                                       2,767,414              2,257,797
                                       ---------------------     ------------------
      Total Assets                     $         139,003,072     $      135,322,900
                                       =====================     ==================

Demand Deposits                        $           6,338,291     $        7,264,187
Interest Bearing Deposits
   NOW                                             1,848,360              2,113,772
   Money Market                                   43,875,753             56,750,217
   Time Deposits                                  69,678,520             55,951,694
                                       ---------------------     ------------------
      Total Deposits                             121,740,924            122,079,870
Federal Funds Purchased                            1,875,092                943,167
Other borrowings                                   4,737,729              2,816,438
Other Liabilities                                  1,092,636              1,112,456
                                       ---------------------     ------------------
      Total Liabilities                          129,446,381            126,951,931
Equity Capital                                     9,556,691              8,370,969
                                       ---------------------     ------------------
      Total Liabilities and Capital    $         139,003,072     $      135,322,900
                                       =====================     ==================

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

           None.

Item 5.    OTHER INFORMATION

           None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  List of Exhibits

                11      Statement Regarding Computation of Per Share Earnings
                99.1    Chief Executive Officer Certification
                99.2    Chief Accounting Officer Certification

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                           INVESTORSBANCORP, INC.
                                           (Registrant)


Date:    November 13, 2002                 /s/ George R. Schonath
                                           ----------------------
                                           George R. Schonath
                                           Chief Executive Officer



Date:    November 13, 2002                 /s/ Susan J. Hauke
                                           ------------------
                                           Susan J. Hauke
                                           Vice President Finance and
                                           Chief Accounting Officer

I, George R. Schonath, Chief Executive Officer of the Company, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of InvestorsBancorp, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                 (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                 (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                 (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 13, 2002                           /s/ George R. Schonath
                                                     ----------------------
                                                     George R. Schonath
                                                     Chief Executive Officer

I, Susan J. Hauke, Chief Accounting Officer of the Company, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of InvestorsBancorp, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                 (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                 (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                 (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 13, 2002                           /s/ Susan J. Hauke
                                                     ------------------
                                                     Susan J. Hauke
                                                     Vice President Finance and
                                                     Chief Accounting Officer