Form 10KSB
period 2002-12-31
INVESTORSBANCORP INC
filed 2003-03-28
CIK 1039454

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] Annual Report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 (Fee required) For the year ended DECEMBER 31, 2002;

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 (No fee required) For the Transition Period from _______ to _______

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent year were $8.2 million.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 26, 2003 was approximately $5.4 million. As of that date, the issuer had 994,187 shares of common stock outstanding.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             INVESTORSBANCORP, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2002

PART I ........................................................................................   3

    Item 1.   Description of Business .........................................................   3

    Item 2.   Properties  .....................................................................   9

    Item 3.   Legal Proceedings  ..............................................................   9

    Item 4.   Submission of Matters to a Vote of Security Holders .............................   9

PART II .......................................................................................   9

    Item 5.   Market for Registrant's Stock and Related Shareholder Matters....................   9

    Item 6.   Management's Discussion and Analysis of Financial Condition and Results
              of Operations (for the years ended December 31, 2002, 2001 and 2000) ............  10

    Item 7.   Financial Statements and Supplementary Data .....................................  30

    Item 8.   Changes in and Disagreements on Accounting and Financial Disclosure .............  58

PART III ......................................................................................  58

    Item 9.   Directors and Officers of the Registrant ........................................  58

    Item 10.  Executive Compensation ..........................................................  60

    Item 11.  Security Ownership of Certain Beneficial Owners and Management ..................  61

    Item 12.  Certain Relationships and Transactions ..........................................  63

PART IV .......................................................................................  64

    Item 13.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K ...............  64

    Item 14.  Controls and Procedures .........................................................  64

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

                  The Company's current mailing address is W239 N1700 Busse Road, Waukesha, Wisconsin, 53188-1160. The Company's telephone number is (262) 523-1000.

RECENT DEVELOPMENTS

                  On March 26, 2003, the Company announced that its Board of Directors had unanimously authorized a "going private" transaction by which George Schonath, the Company's president and chief executive officer, and his family will become the sole shareholders of the Company. As a result of this transaction, shares held by all other shareholders will be converted into the right to receive $14.20 per share in cash.

                  The transaction will be structured as a cash-out merger with a wholly-owned subsidiary of the Company formed for this purpose. Upon completion of the merger, the Company's common stock will no longer be listed on the OTC Bulletin Board and the registration of its securities with the Securities and Exchange Commission will be terminated.

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

                  The Bank's present lending limit is approximately $2.9 million. Management may from time to time impose a lower "in-house" limit as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions. In addition, the Company's relationship with Bando McGlocklin Small Business Lending Corporation ("BMSBLC") may result in the Bank being able to originate loans in larger principal amounts and sell participations in such loans to them. Due to a higher loan limit at the Bank, fewer loans have been participated with BMSBLC over the past year. The Bank may also sell participations to other financial institutions.

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

                  Under the Gramm-Leach-Bliley Act, which became effective in 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may at some time significantly change the competitive environment in which the Company and the Bank conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

EMPLOYEES

                  As of March 1, 2003, the Company had 22 full-time employees. None of its employees are covered by a collective bargaining agreement with the Company or the Bank. The Company considers its employee relations to be excellent.

                           SUPERVISION AND REGULATION

GENERAL

                  Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Division of Banking of the Wisconsin Department of Financial Institutions (the "Banking Division"), the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Federal Deposit Insurance Corporation (the "FDIC"). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the "SEC") and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

                  Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation established a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC insured deposits and depositors of the Bank, rather than shareholders.

                  The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. As such, the following is qualified in its entirety by reference to applicable law. Any change in statutes, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

THE COMPANY

                  GENERAL. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank

Holding Company Act of 1956, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require. The Company is also subject to supervision and regulation by the Banking Division under Wisconsin law.

                  ACQUISITIONS, ACTIVITIES AND CHANGE IN CONTROL. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

                  The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto". This authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

                  Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As of the date of this filing, the Company has neither applied for nor received approval to operate as a financial holding company.

                  Federal law also prohibits any person or company from acquiring "control" of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. "Control" is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances at 10% ownership.

                  CAPITAL REQUIREMENTS. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

                  The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:
(i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier I capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier I capital to total assets of 3% for the most highly rate companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier I capital consists primarily of permanent stockholders' equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier I capital plus certain other debt and equity instruments that do not qualify as Tier I capital and a portion of the company's allowance for loan and lease losses.

                  The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentration of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2002, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.

                  DIVIDEND PAYMENTS. The Company's ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Wisconsin corporation, the Company is subject to the limitations of the Wisconsin Business Corporation Law, which prohibits the Company from paying dividends if the Company is, or by the payment of the dividend would become, insolvent, or if the payment of dividends would render the Company unable to pay its debts as they come due in the ordinary course of business. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

                  FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANK

                  GENERAL. The Bank is a Wisconsin-chartered bank, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). As a Wisconsin-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Banking Division, the chartering authority for Wisconsin banks, and the FDIC, designated by federal law as the primary federal regulator of state-chartered FDIC-insured banks that, like the Bank, are not members of the Federal Reserve System.

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

                  During the year ended December 31, 2002, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2003, BIF assessment rates will continued to range from 0% of deposits to 0.27% of deposits.

                  FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2002, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

                  SUPERVISORY ASSESSMENTS. All Wisconsin banks are required to pay supervisory assessments to the Banking Division to fund the operations of the Banking Division. The amount of the assessment is calculated based on the institution's total assets. During the year ended December 31, 2002, the Bank paid supervisory assessments to the Banking Division totaling $3,923.

                  CAPITAL REQUIREMENTS. Banks are generally required to maintain capital levels in excess of other businesses. The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier I capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier I capital to total risk-weighted assets of 4%. For purposes of these capital standards, the components of Tier I capital and total capital are the same as those for bank holding companies discussed above.

                  The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, regulations of the FDIC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentration of credit, nontraditional activities or securities trading activities.

                  Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company's eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be "well-capitalized". Under the regulations of the FDIC, in order to be "well-capitalized" a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% of greater, a ratio of Tier I capital to total risk-weighted assets of 6% or greater and a ratio of Tier I capital to total assets of 5% or greater.

                  Federal law also provided the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in questions is "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized", in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' powers include: (i) requiring the institution to submit a capital restoration plan;
(ii) limiting the institution's asset growth and restricting its activities;
(iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

                  As of December 31, 2002: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and
(iii) the Bank was "well-capitalized", as defined by FDIC regulations.

                  DIVIDEND PAYMENTS. The primary source of funds for the Company is dividends from the Bank. Wisconsin law generally allows a Wisconsin bank to pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems expedient. Without the prior approval of the Banking Division, however, a Wisconsin bank may not pay dividends in any year which, in the aggregate, exceed the bank's calendar year-to-date net income if, during either of the two immediately preceding years the bank paid aggregate dividends exceeding its net income for such year.

                  The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institutions generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2002. As of December 31, 2002, approximately $3.58 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

                  INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company, to principal shareholders of the Company and to "related interest" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director of officer of the Company or the Bank or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains correspondent relationships.

                  SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

                  In general, the safety and soundness guidelines prescribe goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

                  BRANCHING AUTHORITY. Wisconsin banks, such as the Bank, have the authority under Wisconsin law to establish branches anywhere in the State of Wisconsin, subject to receipt of all required regulatory approvals.

                  State and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law. Wisconsin law permits interstate mergers subject to certain conditions, including a condition requiring a Wisconsin bank involved in an interstate merger to have been in existence and continuous operation for more than five years.

                  STATE BANK INVESTMENTS AND ACTIVITIES. The Bank generally is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Wisconsin law. However, under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant threat to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

                  FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transactions accounts aggregating $42.1 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.1 million, the reserve requirement is $1.083 million plus 10% of the aggregate amount of total transaction accounts in excess of $43.1 million. The first $6.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

ITEM 2.           PROPERTIES

                  The Company's corporate headquarters and the Bank's main office is located at W239 N1700 Busse Road, Pewaukee, Wisconsin. The building is a single story, brick building constructed in 1996 with approximately 16,000 square feet of office space. The Bank has three interior teller stations and a night depository facility. The Company believes the facility will be adequate to meet the needs of the Company and the Bank for the foreseeable future. In October of 2002, the Bank purchased the premises from Bando McGlocklin Small Business Lending Corporation and at present leases approximately 10,500 square feet to Bando McGlocklin and two other unrelated parties.

ITEM 3.           LEGAL PROCEEDINGS

                  The Company is from time to time a party to legal proceedings in the ordinary course of business that are incident to the business of banking. The Company is not engaged in any legal proceedings of a material nature at the present time.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S STOCK AND RELATED SHAREHOLDER MATTERS

                  The Company's common stock was held by approximately 590 holders of record as of March 14, 2003, and is quoted on the OTC Bulletin Board under the symbol "INVB". The following table shows for the periods indicated, the high and low closing prices per share of transactions in the Company's common stock as quoted on the OTC Bulletin Board. Certain other private transactions may have occurred during the period indicated of which the Company has no knowledge. The following prices represent inter-dealer prices without retail markups, markdowns or commissions.

                            CLOSING PRICE PER SHARE
  QUARTER ENDING:           HIGH               LOW
  --------------            ----               ---
March 31, 2002           $    13.00        $    10.10
June 30, 2002            $    13.00        $    11.00
September 30, 2002       $    12.95        $    12.50
December 31, 2002        $    12.75        $    12.55

March 31, 2001           $     8.00        $     7.00
June 30, 2001            $     8.25        $     5.00
September 30, 2001       $     8.85        $     6.75
December 31, 2001        $    11.00        $     8.30

                  No cash dividends were declared or paid during the years ended December 31, 2002 and 2001. The Company expects that all Company and Bank earnings, if any, will be retained to finance the growth of the Company and the Bank and to repurchase common stock of the Company, and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, the Company will probably be largely dependent upon dividends paid by the Bank for funds to pay dividends on the Common Stock. It is also possible, however, that the Company will pay dividends in the future generated from investment income and other activities of the Company.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion provides additional analysis of the financial statements and should be read in conjunction with this information. This discussion focuses on significant factors which affected the Company's financial performance in 2002 with comparisons to 2001 and to 2000 where applicable. As of December 31, 2002, the operations of the Bank contributed substantially all of the revenue and expense for the year. Included in the operations of the Bank are the activities of its wholly-owned subsidiary, Investors Business Credit, Inc. Schedules containing certain statistical data are included immediately following the text of the management's discussion and analysis.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001.

                  During the year ended December 31, 2002, the Company reported net income of $1.67 million or $1.70 per share (diluted) as compared to the year ended December 31, 2001 when reported net income was $1.47 million or $1.51 per share (diluted), a 14% increase. The increased profitability was attributable to an increase in earning assets (Schedule 2) as the average balance increased from $132.4 million for 2001 to $142.0 million in 2002, a 7% increase and a slight increase in interest rate margin. Schedule 1 presents average balance sheets for the Company for 2002 and 2001.

                  The Company's return on average assets and average equity, as well as other key financial ratios for 2002 and 2001, are detailed below.

              RATIOS                      2002     2001
              ------                      ----     ----
Return on Average Assets                  1.15%    1.09%

Return on Average Equity                 17.17%   17.60%

Dividend Payout Ratio on Common Stock     0.00%    0.00%

Average Equity to Average Assets          6.70%    6.19%

NET INTEREST INCOME

                  Net interest income is the difference between interest income, including fees on loans, and interest expense. It is the largest contributing factor to net income for the Company. Total interest income in 2002 decreased 19% to $8.18 million from $10.06 million in 2001. Interest income on loans decreased to $8.10 million during 2002 from $9.67 million in 2001, a 16% decrease. Although average loan volume increased 12% in 2002 as compared to 2001, declining interest rates resulted in the reduction in interest income. The average prime rate in 2002 was 4.68% compared to 6.92% in 2001. The majority of interest income on loans is derived from the commercial and commercial real estate loan portfolios, which comprised 68% of total loans at December 31, 2002 and 69% of total loans at December 31, 2001. The other components of interest income are interest earned on investment securities, which totaled $85,000 in 2002 and $355,000 in 2001; and interest earned on federal funds sold, which totaled $3,000 in 2002 and $35,000 in 2001. While the direction of future interest rates, competition, and other factors may have a significant impact, management anticipates interest income will continue to increase proportionately with the projected growth of the loan portfolio.

                  Interest expense decreased to $3.53 million in 2002 as compared to $5.84 million for 2001 due to decreasing interest rates. Interest expense consists predominantly of interest paid on certificates of deposit, which totaled $2.40 million in 2002 and $3.08 million in 2001 and money market accounts, which totaled $0.74 million in 2002 and $2.38 million in 2001. As indicated in Schedule 1, average deposits in 2002 were $124.75 million compared to $122.08 million in 2001. Interest rate swap income, which offsets interest expense, was $541,000 for the year ended December 31, 2002, compared to $341,000 for the prior year. Interest expense on federal funds purchased and other borrowings totaled $355,000 for 2002 as compared to $295,000 for 2001. It is anticipated that management will continue to employ time deposit instruments as the primary funding source utilized by the Company to fund additional growth.

                  As presented in Schedule 2, the Company's interest spread increased to 2.99% in 2002 from 2.68% in 2001. The rate paid on total interest bearing liabilities decreased more than the yield on earning assets. The yield on average earning assets decreased 184 basis points due to decreases in interest rates. The average rate paid on interest bearing liabilities decreased 215 basis points due to lower short-term interest rates and due to lower long-term interest rates for time and money market deposits. In addition, because of the increase in average loans the net interest spread increased $437,000 from 2001 to 2002. Schedule 2 sets forth an analysis of the interest rates and interest differential of earning assets, which earn interest income, and interest bearing liabilities, which accrue interest expense.

PROVISION FOR LOAN LOSSES

                  The allowance for loan losses increased from $1.88 million as of December 31, 2001 to $1.99 million as of December 31, 2002. The allowance for loan losses is established through a provision for loan losses charged to expense. Loan loss provisions of $472,000 and $847,000 were expensed in 2002 and 2001, respectively. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total portfolio. The allowance for loan losses at the end of 2002 was 1.3% of total loans and for 2001 was 1.5% of total loans, net of residential mortgage loans held for sale on the secondary market. In 2002, the activity in the allowance for loan losses included $371,000 in actual charge-offs while in 2001 actual charge-offs were $772,000. The remaining increase in the loan loss provision for both years was due to the increase in the amount of loans outstanding.

                  The Bank has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. At the present time, management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, should the economic climate continue to be depressed, certain borrowers may experience difficulty and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

                  The majority of risk in the loan portfolio lies in commercial loans which include commercial real estate loans. Accordingly, the Bank allocated $1.50 million (or 76% of the loan loss reserve total) to these loans, which comprised about 68% of the loan portfolio. The Bank also allocated $158,000 (or approximately 8% of the loan loss reserve total) to residential mortgages, which comprised about 25% of the loan portfolio. Approximately $328,000 of the reserve for loan losses is unallocated. The unallocated amount is determined based on management's judgment which considers, among other things, the risk of error in the specific allocations, economic conditions and trends, loan portfolio concentrations, the size of individual credit relationships, regulatory directives and other factors. Continued softness in the industrial manufacturing sector of the economy, in particular, has adversely impacted a number of the Bank's commercial loan customers. Management believes it is prudent to maintain a significant level of unallocated reserves given the weakness in the manufacturing sector and uncertainty in the future direction of the economy. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

                  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans totaled $2.09 million as of December 31, 2002 and $1.94 million as of December 31, 2001. Impaired loans represented 1.3% and 1.5% of the loan portfolio at December 31, 2002 and 2001, respectively. At December 31, 2002, one commercial loan, secured by real estate, totaling $1.25 million accounted for 60% of the impaired loan total. The gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms was $136,000 and $27,000 for 2002 and 2001, respectively, none of which was recognized. The amount of interest income on nonaccruing loans that was collected and included in net income was $49,000 and $165,000 for 2002 and 2001, respectively.

                  As presented in Schedule 8, $371,000 of loans were charged-off during 2002 and $772,000 of loans were charged-off in 2001. The charged-off losses related to loans extended to companies involved in industrial manufacturing. Management, to the best of its knowledge, is not aware of any other significant loans, group of loans or segments of the portfolio where there are serious doubts as to the ability to repay their debt. While a comprehensive analysis of the allowance for loan losses is somewhat problematic due to the Company's relatively short history, management believes that the allowance at year end was at an adequate level based on the composition of the portfolio as well as regulatory guidelines. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

                  The following table summarizes the Company's nonperforming loans as of December 31, 2002 and December 31, 2001. The increase in past due loans was attributable to $0.66 million of matured loans at December 31, 2002, which were paid or refinanced during January of 2003.

           NONPERFORMING LOANS                     2002              2001
           -------------------                     ----              ----
Nonaccrual Loans                              $  2,093,434       $  1,937,882

Accruing Loans Past Due 90 Days or More (1)   $  1,310,560       $    707,172

Restructured Loans (2)                        $          -       $          -

    (1) Loans are generally placed on nonaccrual status when contractually past due 90 days or more, unless management based upon facts and circumstances does not feel it is necessary to put the specific loan on nonaccrual status.

    (2) Loans are considered restructured when the terms are modified due to a deterioration in the financial condition of the borrower.

NON-INTEREST INCOME AND EXPENSE

                  Non-interest income in 2002 totaled $1.88 million compared to $1.83 million in 2001, a 3% increase. Management service fees were the largest component of non-interest income totaling $986,000 in 2002 and $992,000 in 2001. The Company charges The Middleton Doll Company, an affiliate of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. The gain on sale of loans, which are received from the sale of residential mortgages originated for the secondary market totaled $626,000 and $657,000 in 2002 and 2001, respectively. During the first quarter of 2003 the refinancing of residential mortgages continued to be strong, however, if mortgage rates increase it is uncertain how mortgage volume will be affected. Service charges related to deposit accounts totaled $178,000 in 2002 and $148,000 in 2001. Other income increased $60,000 from 2001 to 2002 due to a $35,000 increase in the cash surrender value of the keyman life insurance policy and $25,000 of rental income from leased space in the Bank's building.

                  Non-interest expense totaled $3.51 million in 2002 compared to $3.07 million in 2001. Salaries and employee benefits increased $170,000 totaling $2.39 million and $2.22 million in 2002 and 2001, respectively. These amounts included salaries that were reimbursed through the management service fee noted above. Retirement plan expenses and bonuses each increased $88,000 over last year. Other operating expenses, which include occupancy and fixed assets expense, data processing fees, advertising, investor communications and professional fees were $1.13 million compared to $843,000, a 34% increase. Depreciation increased $25,000 over last year due to the building purchase and additional software and equipment. Professional fees, including network management services, bank examination fees and trust organizational fees, increased $82,000 over last year. Legal expenses relating to ongoing collection efforts regarding a commercial loan increased $127,000 over last year.

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

                  In 2002, the Company recorded federal and state income tax expense of $882,000 compared to $668,000 in 2001. The Company's deferred tax asset was $979,000 in 2002 and $850,000 in 2001. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for income tax expense for 2002 was 34.5% and for 2001 was 31.2%. The increase in the effective rate was due to an increase in state income taxes and a reduction in tax exempt interest.

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

                  The Company's return on average assets and average equity, as well as other key financial ratios for 2001 and 2000, are detailed below.

              RATIOS                          2001       2000
              ------                          ----       ----
Return on Average Assets                      1.09%     0.52%

Return on Average Equity                     17.60%     7.03%

Dividend Payout Ratio on Common Stock (1)     0.00%     0.00%

Average Equity to Average Assets              6.19%     7.36%

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

                  Interest expense decreased to $5.84 million in 2001 as compared to $5.94 million for 2000 due to decreasing interest rates. Interest expense consists predominantly of interest paid on money market accounts, which totaled $2.38 million in 2001 and $2.84 million in 2000 and certificates of deposit, which totaled $3.08 million in 2001 and $2.79 million in 2000. As indicated on Schedule 1, average deposits in 2001 were $122.08 million compared to $97.17 million in 2000. Interest rate swap income of $341,000 for the year ended December 31, 2001, compared to $49,000 for the prior year, also contributed to the decrease in interest expense, due to the netting of the amounts. Interest expense on subordinated debt and federal funds purchased totaled $295,000 for 2001 as compared to $232,000 for 2000. It is anticipated that management will continue to employ time deposit instruments as the primary funding source utilized by the Company to fund additional growth.

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

                  The Bank has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. During 2001 the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, should the economic climate continue to deteriorate during 2002, certain borrowers may experience difficulty and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

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

                  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans totaled $1.94 million as of December 31, 2001 and $284,000 as of December 31, 2000. Despite the substantial increase, impaired loans represented just 1.6% of net loans and leases as of December 31, 2001. One loan totaling $1.11 million accounted for 57% of the impaired loan total. The gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms was $27,000 and $3,000 for 2001 and 2000, respectively, none of which was recognized. The amount of interest income on nonaccruing loans that was collected and included in net income was $165,000 and $27,000 for 2001 and 2000, respectively.

                  As presented in Schedule 8, $772,000 of loans were charged-off in 2001 while there were no loan charge-offs or recoveries during 2000. The charged-off losses related to loans extended to companies involved in industrial manufacturing. Management, to the best of its knowledge, was not aware of any other significant loans, group of loans or segments of the portfolio where there were serious doubts as to the ability to repay debt. While a comprehensive analysis of the allowance for loan losses is somewhat problematic due to the Company's relatively short history, management believed that the 2001 year end allowance was at an adequate level based on the composition of the portfolio as well as regulatory guidelines. Management recognizes there are significant estimates in the process and ultimate losses could be significantly different from those currently estimated.

                  The following table summarizes the Company's nonperforming loans as of December 31, 2001 and December 31, 2000.

             NONPERFORMING LOANS                   2001         2000
             -------------------                   ----         ----
Nonaccrual Loans                               $ 1,937,882   $ 283,622

Accuring Loans Past Due 90 Days or More (1)    $   707,172   $ 336,244

Restructured Loans (2)                         $         -   $ 613,645

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

FINANCIAL CONDITION

                  The Company reported total assets of $167.74 million as of December 31, 2002 versus $133.64 million as of December 31, 2001, a 26% increase. Cash and due from banks increased to $2.82 million as of December 31, 2002 from $2.00 million at December 31, 2001.

                  The Company's investment securities portfolio decreased 63% to $1.98 million as of December 31, 2002 from $5.35 million at December 31, 2001 in order to fund loan growth. Investment securities consist of taxable variable rate demand notes secured by irrevocable letters of credit issued by federally insured, domestic financial institutions. Although the notes have a long term maturity structure (refer to Schedule 4), the interest rate is adjustable weekly and the holder has the option to liquidate the security at 100% of par value within seven days upon proper notice. The cost value of these notes approximates market value. These instruments provide the Company with ready liquidity to provide for loan funding requirements. While management believes that the investment portfolio is adequately diversified, a detailed listing of all investments which exceed 10% of stockholders' equity is provided in Schedule 5.

                  As detailed in Schedule 6, loans increased 25% to $156.50 million as of December 31, 2001 from $125.32 million as of December 31, 2001. Residential mortgage loans originated for sale on the secondary market totaled an additional $1.19 million as of December 31, 2002, compared to $284,000 as of December 31, 2001 due to the volume of mortgage refinancing in December of 2002. Excluding the mortgage loans originated for sale, the allowance for loan losses was $1.99 million at December 31, 2002 which was approximately 1.3% of gross loans. At December 31, 2001, the allowance was $1.88 million which was approximately 1.5% of gross loans. In addition to loans outstanding, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Company had gross unfunded loan commitments outstanding totaling $26.38 million as of December 31, 2002.

                  Other assets at December 31, 2002 totaled $7.24 million compared to $2.57 million at the end of 2001. The significant increases in other assets related to the purchase of the bank building for $2.40 million, purchase of Federal Home Loan Bank stock for $0.68 million, increase in the fair market value of interest rate swaps of $0.65 million, increase in cash surrender value of $0.50 million and increase in current and deferred tax assets of $0.29 million.

                  Total deposits increased 13% to $135.94 million at December 31, 2002 from $120.02 million as of year end 2001. Indexed money market accounts decreased 33% to $35.24 million at December 31, 2002, from $52.80 million at December 31, 2001, primarily due to the decreases in interest rates. Time certificates of deposit increased to $89.19 million compared to $58.66 million as of the prior year end. Time deposits include brokered CDs with terms ranging from three months to three years and totaled $57.05 million as of December 31, 2002 and $26.11 million as of December 31, 2001. In order for the Company to facilitate continued loan growth, management expects to continue to purchase brokered CDs and to competitively price its money market and certificate of deposit products. Other deposits as of December 31, 2002 included non-interest bearing accounts totaling $8.50 million and interest bearing checking accounts (NOW accounts) of $3.01 million.

                  In addition to deposits, the Company periodically borrows funds via its correspondent banking relationships. As of year end 2002, the Bank had purchased $1.48 million in federal funds and borrowed $13.6 million from the Federal Home Loan Bank of Chicago. Trust preferred securities debt of $5.0 million was also issued during 2002 and was used to pay off $3.0 million in subordinated debt from 2001.

                  Other liabilities increased to $1.37 million as of December 31, 2002 from $0.92 million at December 31, 2001. Other liabilities as of December 31, 2002, consisted primarily of accrued interest payable totaling $0.68 million and accrued expenses payable of $0.69 million.

CAPITAL RESOURCES

                  Capital ratios of the Bank and the Company at December 31, 2002 and December 31, 2001 were as follows:

                                      Total     Tier I
                                   Risk-based  Risk-based  Leverage
                                     Capital    Capital     Ratio
                                   ----------  ----------  --------
Regulatory Capital Requirements:
   Minimum                             8.0%       4.0%       4.0%
   Well-capitalized                   10.0%       6.0%       5.0%

At December 31, 2002
   Bank                               11.3%      10.1%       9.0%
   Company                            11.7%       9.4%       8.4%

At December 31, 2001
   Bank                               10.9%       9.6%       8.8%
   Company                            10.9%       7.2%       6.6%

                  The preceding table indicates an increase in the Company's capital ratios despite the strong level of asset growth experienced in 2002 and 2001. Management intends to maintain capital levels in excess of minimums established by the regulatory authorities.

                  The Company exceeds all regulatory requirements regarding the maintenance of capital and was categorized as "well capitalized" under the regulatory framework for capital adequacy as of December 31, 2002.

                  The Company expects that all earnings will be retained to finance the growth of the Company and the Bank, as well as to repurchase common stock of the Company, and that no cash dividends will be paid for the foreseeable future.

                  To facilitate continued loan growth during 2002, the Company organized a trust subsidiary that issued $5.0 million in trust preferred securities which qualify as Tier 1 and Tier 2 capital. This enabled the Company to continue to maintain strong loan growth levels while maintaining its regulatory status as a "well capitalized" financial institution.

LIQUIDITY

                  The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, accommodate possible deposit withdrawals, and take advantage of interest rate market opportunities in a cost effective manner. Although primary sources of funds are deposits and repayments of loan principal, the Company also maintains a significant level of liquid assets to provide for potential funding needs. In addition to cash balances as of December 31, 2002, the Company held $1.98 million of marketable securities and $1.19 million of residential mortgage loans originated and intended for sale in the secondary market. Should an immediate need for funds arise, these assets may be readily liquidated with nominal risk of principal loss.

                  Additionally, the Company has access to various off-balance sheet sources of funds. Currently, the Company has correspondent banking relationships with three institutions which collectively have approved federal funds lines for the Bank totaling $13.0 million. The Company also has the ability to sell loan participations to correspondents and affiliates. Further, the Company has the ability to acquire funds via the brokered certificate of deposit market. Management has periodically purchased certificates of deposit through approved brokers as market conditions dictate to fill funding gaps. The Bank has been approved with the Federal Reserve Bank of Chicago to borrow funds from the Discount Window on a secured basis. This will allow the Bank to borrow up to $10 million on a short-term basis in the event of an unexpected liquidity shortfall. The actual amount the Bank will be able to borrow will depend on total capital and on the amount of assets the Bank will pledge. Currently, the Bank has pledged enough assets to borrow up to $10 million. In February, 2002, the Bank became a member of the Federal Home Loan Bank of Chicago ("FHLB of Chicago"). As a member, the Bank purchased $680,000 of FHLB of Chicago stock. Based upon the amount of loans pledged by the Bank, the Bank has the capacity to borrow up to approximately $16.0 million from the FHLB of Chicago. Management believes that current liquidity levels are sufficient to meet anticipated loan demand as well as absorb potential deposit withdrawals.

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

                  In the normal course of business, the Bank engages in off-balance sheet activity to hedge interest rate risk. As of December 31, 2002, the Company had seven interest rate swap agreements outstanding with a notional value totaling $46.0 million structured as a hedge of specific fixed-rate deposits whose terms approximate the terms of the swap agreement. The swap agreements are structured so that the Company receives a fixed interest rate and pays a variable rate. The variable rate is based upon LIBOR. These instruments allow management to more closely balance the repricing opportunities of the Company's assets and liabilities and thereby, reduces potential interest rate risk exposure. Although swaps reduce interest rate risk, the potential for profit or loss on interest rate swaps still exists depending upon fluctuations in interest rates. The Company's interest rate swaps are classified as fair value hedges with a fair market value of $658,000 at December 31, 2002.

                  The following table summarizes the relationship between repricing opportunities of interest-bearing assets and liabilities across various time horizons as of December 31, 2002. "GAP" is defined as the difference between interest bearing assets and liabilities which mature or reprice within the specified time period.

                                     0-90        91-180        181-360       +360
(000's Omitted)                      DAYS         DAYS           DAYS        DAYS        TOTAL
                                   ---------   -----------    ---------    ---------    ---------
Investments                        $   1,984   $         -    $       -    $       -    $   1,984
CSV Life Insurance                 $   1,135   $         -    $       -    $       -    $   1,135
Loans                              $ 107,638   $     2,486    $   7,259    $  40,308    $ 157,691
                                   ---------   -----------    ---------    ---------    ---------
  Total Repriceable Assets         $ 110,757   $     2,486    $   7,259    $  40,308    $ 160,810

NOW accounts                       $   2,997   $         -    $       -    $       -    $   2,997
Money Market accounts              $  35,238   $         -    $       -    $       -    $  35,238
Time Deposits of less than $100M   $   6,271   $     3,216    $   4,877    $   8,659    $  23,023
Time Deposits of $100M or more     $   7,801   $     8,155    $     934    $  48,621    $  65,511
Federal Funds Purchased            $   1,475   $         -    $       -    $       -    $   1,475
FHLB Borrowings                    $  13,600   $         -    $       -    $       -    $  13,600
Trust Preferred Securities         $   5,000   $         -    $       -    $       -    $   5,000
Interest Rate Swaps                $  46,000   $         -    $       -    $ (46,000)   $       -
                                   ---------   -----------    ---------    ---------    ---------
  Total Repriceable Liabilities    $ 118,382   $    11,371    $   5,811    $  11,280    $ 146,844

GAP                                $  (7,625)  $    (8,885)   $   1,448    $  29,028
Cumulative GAP                     $  (7,625)  $   (16,510)   $ (15,062)   $  13,966

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

SIGNIFICANT ACCOUNTING POLICIES

                  Allowance for Loan Losses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb possible losses relating to specifically identified loans that may become uncollectible based on evaluations as well as possible losses inherent in the balances of the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. In accordance with FASB Statements 5 and 114, an allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.

                  Impaired Loans. A loan is impaired when, based on current information and events, management does not expect to collect all amounts due according to the contractual terms of the loan agreement in the normal course of business. A loan is also impaired when the loan contract is restructured by extending the due date of either principal or interest payments or by reducing the interest rate on the loan. A loan is not impaired during a period of delay in payment if management expects to collect all amounts due including accrued interest at the contractual interest rate for the period of the delay.

                  Fair Value of Financial Instruments. Financial Accounting Standard Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

                  Derivative Instruments. The Company has adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133", and FAS 138, "Accounting for Certain Derivative Instruments and certain Hedging Activities". These statements require the Company to designate all derivative instruments as either fair value hedges or cash flow hedges and to record the hedge on the balance sheet at its fair market value. The net gain/loss on instruments classified as cash flow hedges are reported as changes in other comprehensive income. The net gain/loss on instruments classified as fair value hedges are reported as increases/decreases in current year earnings.

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

                  A number of factors, many of which are beyond the ability of the Company to control or predict, could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following: (i) the strength of the local and national economy;
(ii) the economic impact of future terrorist attacks and threats or acts of war and the response of the United States to any such attacks or threats; (iii) changes in state and federal laws, regulations and governmental policies concerning the Company's general business; (iv) changes in interest rates and prepayment rates of the Company's assets; (v) increased competition in the financial services sector and the inability to attract new customers; (vi) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (vii) the loss of key executives or employees;
(viii) changes in consumer spending; (ix) unexpected results of acquisitions;
(x) unexpected outcomes of existing or new litigation involving the Company; and
(xi) changes in accounting policies and practices. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                                   SCHEDULE 1
              DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                              AVERAGE BALANCE SHEET

                                      FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                      DECEMBER 31, 2002    DECEMBER 31, 2001
                                      ------------------   ------------------
Cash and Due From Banks                 $   2,096,129        $   2,486,233
Federal Funds Sold                            230,959              887,003
Investment Securities (Taxable)             3,027,752            7,757,898
Loans:
   Commercial                              35,246,287           31,238,702
   Commercial Real Estate                  70,416,856           64,175,781
   Residential Real Estate                 30,884,950           24,960,508
   Industrial Revenue Bonds                 1,153,572            1,997,198
   Leases                                     757,498            1,127,594
   Installment and Consumer                   302,830              238,885
                                        -------------        -------------
      Total Loans                         138,761,993          123,738,668
   Less: Allowance for Loan Losses         (2,016,798)          (1,965,799)
                                        -------------        -------------
      Net Loans                           136,745,195          121,772,869
Fixed Assets                                  564,068              161,100
Other Assets                                2,816,959            2,257,797
                                        -------------        -------------
      Total Assets                      $ 145,481,062        $ 135,322,900
                                        =============        =============

Demand Deposits                         $   6,859,043        $   7,264,187
Interest Bearing Deposits
   NOW                                      2,003,988            2,113,772
   Money Market                            42,388,186           56,750,217
   Time Deposits                           73,501,313           55,951,694
                                        -------------        -------------
      Total Deposits                      124,752,530          122,079,870
Federal Funds Purchased                     2,195,301              943,167
Other Borrowings                            7,369,042            2,816,438
Other Liabilities                           1,422,930            1,112,456
                                        -------------        -------------
      Total Liabilities                   135,739,803          126,951,931
Equity Capital                              9,741,259            8,370,969
                                        -------------        -------------
      Total Liabilities and Capital     $ 145,481,062        $ 135,322,900
                                        =============        =============

                                   SCHEDULE 2
                  SUMMARY OF INTEREST RATES AND INTEREST DIFFERENTIAL

                              YEAR ENDED DECEMBER 31, 2002          YEAR ENDED DECEMBER 31, 2001
                              ----------------------------          ----------------------------
                            AVERAGE         RELATED     YIELD     AVERAGE        RELATED      YIELD
                            BALANCE        INTEREST     RATE      BALANCE        INTEREST     RATE
                          ------------   ------------   -----   ------------   ------------   -----
Earning Assets:
Federal Funds Sold        $    230,959   $      3,241   1.40%   $    877,003   $     34,506   3.93%
Taxable Securities           3,027,752         84,863   2.80%      7,757,898        355,300   4.58%
Loans (a)(b)               138,761,993      8,095,931   5.83%    123,738,668      9,666,206   7.81%
                          ------------   ------------   ----    ------------   ------------   ----
Total Earning Assets      $142,020,704   $  8,184,035   5.76%   $132,373,569   $ 10,056,012   7.60%

Interest Bearing
Liabilities:
NOW Accounts              $  2,003,988   $     25,037   1.25%   $  2,113,772   $     75,301   3.56%
Money Market                42,388,186        744,588   1.76%     56,750,217      2,384,418   4.20%
Time Deposits               73,501,313      2,401,339   3.27%     55,951,694      3,081,456   5.51%
Federal Funds Purchased      2,195,301         43,838   2.00%        943,167         39,805   4.22%
Other Borrowings             7,369,042        311,504   4.23%      2,816,438        254,781   9.05%
                          ------------   ------------   ----    ------------   ------------   ----
Total Interest Bearing    $127,457,830   $  3,526,306   2.77%   $118,575,288   $  5,835,761   4.92%
Liabilities

Interest Spread                          $  4,657,729   2.99%                  $  4,220,251   2.68%

Interest Margin                          $  4,657,729   3.28%                  $  4,220,251   3.19%

(a)  Loan interest income includes net loan fees.

(b)  Nonaccruing loans are included in the computation of average balances.

                                   SCHEDULE 3
                     CHANGE IN INTEREST INCOME AND INTEREST EXPENSE

                                NET AMOUNT     INCREASE (DECREASE) DUE TO:
                                OF CHANGE        VOLUME          RATE
                               -----------    -----------    ------------
Increase (Decrease) for 2002

Federal Funds Sold             $   (31,265)   $   (25,419)   $    (5,846)
Taxable Securities                (270,437)      (216,634)       (53,803)
Loans                           (1,570,275)     1,173,591     (2,743,866)
                               -----------    -----------    -----------

     Total Interest Income     $(1,871,977)   $   931,538    $(2,803,515)

NOW Accounts                   $   (50,264)        (3,911)   $   (46,353)
Money Market                    (1,639,830)      (603,435)    (1,036,395)
Time Deposits                     (680,117)       966,519     (1,646,636)
Federal Funds Purchased              4,033         52,845        (48,812)
Other Borrowings                    56,723        411,838       (355,115)
                               -----------    -----------    -----------

     Total Interest Expense    $(2,309,455)   $   823,856    $(3,133,311)
                               -----------    -----------    -----------

Net Change for 2002            $   437,478    $   107,682    $   329,796
                               ===========    ===========    ===========

         Note: The application of the rate/volume variance has been allocated in full to the rate variance.

                                   SCHEDULE 4
                        MATURITY SCHEDULE OF INVESTMENTS

                                             ONE YEAR   FIVE YEARS
                                 LESS THAN   THROUGH     THROUGH        AFTER
                                  ONE YEAR  FIVE YEARS   10 YEARS     10 YEARS       TOTAL
                                 ---------  ----------   --------    -----------     -----
DECEMBER 31, 2002

Available for Sale Securities
Corporate Demand Notes            $    -     $     -      $    -     $1,295,000    $1,295,000
Weighted Average Yield                                                     1.75%         1.75%

Total Securities                  $    -     $     -      $    -     $1,295,000    $1,295,000
                                  ======     =======      ======     ==========    ==========
Weighted Average
Total Yield                            -           -           -           1.75%         1.75%
                                  ======     =======      ======     ==========    ==========

DECEMBER 31, 2001

Available for Sale Securities
Corporate Demand Notes            $    -     $     -      $    -     $4,780,000    $4,780,000
Weighted Average Yield                                                     2.34%         2.34%

Total Securities                  $    -     $     -      $    -     $4,780,000    $4,780,000
                                  ======     =======      ======     ==========    ==========
Weighted Average
Total Yield                            -           -           -           2.34%         2.34%
                                  ======     =======      ======     ==========    ==========

                                   SCHEDULE 5
               SCHEDULE OF INVESTMENTS EXCEEDING 10% OF CAPITAL

                  The outstanding book and market values of the following taxable variable rate demand notes exceeded 10% of shareholders' equity as of December 31, 2002 and at December 31, 2001. The domestic, federally insured financial institution issuing the irrevocable letter of credit securing the note is also detailed below.

        ISSUER          FINANCIAL INSTITUTION    BOOK VALUE    MARKET VALUE
        ------          ---------------------    -----------   ------------
DECEMBER 31, 2002

Junction Point, LLC         Johnson Bank         $ 1,195,000   $ 1,195,000
                                                 ===========   ===========
DECEMBER 31, 2001

Cal-Chlor Corporation       S&T Bank                 900,000       900,000
Blodgett Capital LLC        Citizens Bank            960,000       960,000
Maroon Capital Company      S&T Bank               1,040,000     1,040,000
                                                 -----------   -----------
                                                 $ 2,900,000   $ 2,900,000
                                                 ===========   ===========

                                   SCHEDULE 6
                                  LOAN SUMMARY

                  The following table summarizes the distribution of the Company's loan portfolio expressed in dollar amounts and as a percentage of the total portfolio as of December 31, 2002 and December 31, 2001.

                                 DECEMBER 31, 2002        DECEMBER 31, 2001
                                 -----------------        -----------------
                                AMOUNT      PERCENT      AMOUNT      PERCENT
                                ------      -------      ------      -------
Commercial                   $ 28,279,734    18.07%   $ 28,224,755    22.52%
Real Estate:
   Construction                 8,661,420     5.53%     17,000,955    13.57%
   Commercial                  77,072,033    49.25%     57,997,188    46.28%
   Agricultural                   394,138     0.25%              -        -
   Residential                 39,905,008    25.50%     19,607,032    15.65%
Industrial Revenue Bonds
   and Municipals               1,114,434     0.71%      1,196,306     0.95%
Leasing Finance Receivable        580,850     0.37%      1,022,014     0.82%
Installment and Consumer          345,010     0.22%        272,611     0.21%
Other                             150,000     0.10%              -        -
                             ------------   ------    ------------   ------

Total Loans                  $156,502,627   100.00%   $125,320,861   100.00%
                             ============   ======    ============   ======

                                   SCHEDULE 7
              LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                  The following schedules summarize the maturities and sensitivity to changes in interest rates of the Company's loan portfolio at December 31, 2002 and December 31, 2001.

                                 LOAN MATURITIES

                                             ONE YEAR
                              LESS THAN       THROUGH         AFTER
                               ONE YEAR      FIVE YEARS      5 YEARS         TOTAL
                             ------------   ------------   ------------   ------------
DECEMBER 31, 2002
  Commercial                 $ 16,551,225   $  7,021,954   $  4,706,555   $ 28,279,734
  Real Estate Construction      4,351,095      2,937,471      1,372,854      8,661,420
  Real Estate Commercial        2,226,582     56,603,310      8,242,141     77,072,033
                             ------------   ------------   ------------   ------------
    Total                    $ 33,128,902   $ 66,562,735   $ 14,321,550   $114,013,187
                             ============   ============   ============   ============

DECEMBER 31, 2001
  Commercial                 $ 15,682,120   $  8,702,830   $  3,839,805   $ 28,224,755
  Real Estate Construction      6,846,900      7,934,055      2,220,000     17,000,955
  Real Estate Commercial        4,088,929     43,907,329     10,000,930     57,997,188
                             ------------   ------------   ------------   ------------
    Total                    $ 26,617,949   $ 60,544,214   $ 16,060,735   $103,222,898
                             ============   ============   ============   ============

                    AMOUNTS WITH MATURITIES EXCEEDING 1 YEAR

                                           FLOATING OR
                            PREDETERMINED  ADJUSTABLE
                                RATES         RATE          TOTAL
                            -------------  -----------   -----------
DECEMBER 31, 2002
  Commercial                 $ 1,404,482   $10,324,027   $11,728,509
  Real Estate Construction     1,101,044     3,209,281     4,310,325
  Real Estate Commercial      22,835,096    42,010,355    64,845,451
                             -----------   -----------   -----------
    Total                    $25,340,622   $55,543,663   $80,884,285
                             ===========   ===========   ===========

DECEMBER 31, 2001
  Commercial                 $ 2,954,309   $ 9,588,326   $12,542,635
  Real Estate Construction     3,472,090     6,681,965    10,154,055
  Real Estate Commercial      26,188,637    27,719,622    53,908,259
                             -----------   -----------   -----------
    Total                    $32,615,036   $43,989,913   $76,604,949
                             ===========   ===========   ===========

                                   SCHEDULE 8
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                     2002           2001
                                  -----------    -----------
Beginning Loan Loss Reserve       $ 1,884,331    $ 1,808,813

CHARGE-OFFS:
      Commercial                     (370,500)      (771,717)
      Real Estate:
         Construction                       0              0
         Commercial                         0              0
         Residential                        0              0
      Installment & Consumer                0              0

RECOVERIES:
      Commercial                          708              0
      Real Estate:
         Construction                       0              0
         Commercial                         0              0
         Residential                        0              0
      Installment & Consumer                0              0
                                  -----------    -----------
Net Charge-offs/Recoveries           (369,792)      (771,717)

Provision charged to operations       471,537        847,235
                                  -----------    -----------
Balance at end of period          $ 1,986,076    $ 1,884,331
                                  ===========    ===========

                                   SCHEDULE 9
                           SUMMARY OF AVERAGE DEPOSITS

                                          YEAR ENDED             YEAR ENDED
                                          ----------             ----------
                                       DECEMBER 31, 2002      DECEMBER 31, 2001
                                       -----------------      -----------------
                                       AVERAGE      RATE      AVERAGE      RATE
                                       BALANCE      PAID      BALANCE      PAID
                                     ------------   ----    ------------   ----
DEPOSITS IN DOMESTIC BANK OFFICES:

Non-Interest Bearing Demand          $  6,859,043      -    $  7,264,187      -
NOW Accounts                            2,003,988   1.25%      2,113,772   3.56%
Money Market Accounts                  42,388,186   1.76%     56,750,217   4.20%
Time Deposits                          73,501,313   3.27%     55,951,694   5.51%
                                     ------------   ----    ------------   ----
Total Deposits                       $124,752,530   2.54%   $122,079,870   4.54%
                                     ============   ====    ============   ====

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

Independent Auditor's Report .......................................  31

Consolidated Balance Sheet (December 31, 2002 and 2001) ............  32

Consolidated Statements of Income
         (For the years ended December 31, 2002, 2001 and 2000).....  33

Consolidated Statements of Changes in Stockholders' Equity
         (For the years ended December 31, 2002, 2001 and 2000).....  34

Consolidated Statements of Cash Flows
         (For the years ended December 31, 2002, 2001 and 2000).....  35

Notes ..............................................................  36


                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
InvestorsBancorp, Inc. and Subsidiaries
Waukesha, Wisconsin

We have audited the accompanying consolidated balance sheets of InvestorsBancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InvestorsBancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

                                              VIRCHOW, KRAUSE & COMPANY, LLP

                                              /s/ VIRCHOW, KRAUSE & COMPANY, LLP

Milwaukee, Wisconsin
January 30, 2003

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2002 and 2001

                                                                          2002             2001
                                                                      -------------    -------------
                                     ASSETS
   Cash and due from banks                                            $   2,819,527    $   2,004,926
   Available for sale securities - stated at fair value                   1,983,567        5,347,264
   Loans, less allowance for loan losses of $1,986,076 and
       $1,884,331 in 2002 and 2001, respectively                        154,516,551      123,436,530
   Loans held for sale                                                    1,188,075          284,000
   Premises and equipment, net                                            2,527,165          182,360
   Cash surrender value of life insurance                                 1,134,908          632,349
   Accrued interest receivable and other assets                           3,570,156        1,756,340
                                                                      -------------    -------------

          TOTAL ASSETS                                                $ 167,739,949    $ 133,643,769
                                                                      =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits
       Demand                                                         $   8,498,777    $   6,239,453
       Savings and NOW                                                   38,249,871       55,119,150
       Other time                                                        89,192,094       58,663,131
                                                                      -------------    -------------
          Total Deposits                                                135,940,742      120,021,734
   Federal funds purchased                                                1,475,000          815,000
   Other borrowings                                                      13,600,000        3,000,000
   Guaranteed preferred beneficial interest in the company's junior
       subordinated debt                                                  5,000,000                -
   Accrued interest payable and other liabilities                         1,367,413          915,620
                                                                      -------------    -------------
       Total Liabilities                                                157,383,155      124,752,354
                                                                      -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
       none issued                                                                -                -
   Common stock, $.01 par value, 9,000,000 shares authorized,
       1,050,000 shares issued                                               10,500           10,500
   Surplus                                                                7,316,900        7,316,900
   Retained earnings                                                      4,047,189        2,374,996
   Treasury stock, 126,235 and 110,000 shares in 2002 and 2001,
       respectively, at cost                                             (1,017,795)        (810,981)
                                                                      -------------    -------------
       Total Stockholders' Equity                                        10,356,794        8,891,415
                                                                      -------------    -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 167,739,949    $ 133,643,769
                                                                      =============    =============

           See accompanying notes to consolidated financial statements

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 2002, 2001 and 2000

                                                                            2002              2001              2000
                                                                      ----------------  ----------------  ----------------
INTEREST INCOME
   Interest and fees on loans                                         $      8,095,931  $      9,666,206  $      8,663,299
   Interest on investment securities - taxable                                  84,863           355,300           547,503
   Interest on federal funds sold                                                3,241            34,506           103,483
                                                                      ----------------  ----------------  ----------------
       Total Interest Income                                                 8,184,035        10,056,012         9,314,285
                                                                      ----------------  ----------------  ----------------

INTEREST EXPENSE
   Interest on deposits                                                      3,170,964         5,541,175         5,711,680
   Interest on federal funds purchased                                          43,838            39,805            45,134
   Interest on other borrowings                                                165,857           254,781           186,849
   Interest on guaranteed preferred beneficial interest in the
       company's junior subordinated debt                                      145,647                 -                 -
                                                                      ----------------  ----------------  ----------------
       Total Interest Expense                                                3,526,306         5,835,761         5,943,663
                                                                      ----------------  ----------------  ----------------

Net interest income before provision for loan losses                         4,657,729         4,220,251         3,370,622
   Provision for loan losses                                                   471,537           847,235         1,038,040
                                                                      ----------------  ----------------  ----------------
Net interest income after provision for loan losses                          4,186,192         3,373,016         2,332,582
                                                                      ----------------  ----------------  ----------------

NONINTEREST INCOME
   Service fees                                                                178,299           147,709           119,330
   Management service fees                                                     985,720           991,511         1,012,023
   Gain on sale of loans                                                       625,508           657,349           416,989
   Increase in cash surrender value of life insurance                           58,973            24,224                 -
   Other income                                                                 33,334             7,670             8,478
                                                                      ----------------  ----------------  ----------------
       Total Noninterest Income                                              1,881,834         1,828,463         1,556,820
                                                                      ----------------  ----------------  ----------------

NONINTEREST EXPENSES
   Salaries                                                                  1,837,950         1,734,741         1,786,222
   Employee benefits                                                           549,895           482,643           477,796
   Occupancy                                                                   105,584           118,214           110,723
   Furniture and equipment expenses                                            140,175           119,635           107,364
   Data processing services                                                    169,101           154,273           116,845
   Other expenses                                                              711,427           451,063           455,775
                                                                      ----------------  ----------------  ----------------
       Total Noninterest Expenses                                            3,514,132         3,060,569         3,054,725
                                                                      ----------------  ----------------  ----------------
Income before income taxes                                                   2,553,894         2,140,910           834,677
   Less: Applicable income taxes                                               881,701           667,862           272,229
                                                                      ----------------  ----------------  ----------------
       NET INCOME                                                     $      1,672,193  $      1,473,048  $        562,448
                                                                      ================  ================  ================

         Basic earnings per share                                     $           1.79  $           1.53  $           0.54
                                                                      ================  ================  ================

         Diluted earnings per share                                   $           1.70  $           1.51  $           0.54
                                                                      ================  ================  ================

         Weighted average shares outstanding                                   936,483           964,410         1,042,538
                                                                      ================  ================  ================

           See accompanying notes to consolidated financial statements

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years Ended December 31, 2002, 2001 and 2000

                                                           COMMON                     RETAINED     TREASURY
                                                           STOCK        SURPLUS       EARNINGS       STOCK           TOTAL
                                                        -----------  ------------  -------------  -----------   ----------------
BALANCES - December 31, 1999                            $    10,500  $  7,316,900  $     339,500  $         -   $     7,666,900
       Net income - 2000                                          -             -        562,448            -           562,448
   Purchased 37,351 shares of treasury stock                      -             -              -     (263,163)         (263,163)
                                                        -----------  ------------  -------------  -----------   ---------------

BALANCES - December 31, 2000                                 10,500     7,316,900        901,948     (263,163)        7,966,185
       Net income - 2001                                          -             -      1,473,048            -         1,473,048
   Purchase of 72,649 shares of treasury stock                    -             -              -     (547,818)         (547,818)
                                                        -----------  ------------  -------------  -----------   ---------------

BALANCES - December 31, 2001                                 10,500     7,316,900      2,374,996     (810,981)        8,891,415
       Net income - 2002                                                               1,672,193                      1,672,193
   Purchase of 16,235 shares of treasury stock                    -             -              -     (206,814)         (206,814)
                                                        -----------  ------------  -------------  -----------   ---------------

BALANCES - December 31, 2002                            $    10,500  $  7,316,900  $   4,047,189  $(1,017,795)  $    10,356,794
                                                        ===========  ============  =============  ===========   ===============

           See accompanying notes to consolidated financial statements

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2002, 2001 and 2000

                                                                    2002            2001            2000
                                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                  $  1,672,193    $  1,473,048    $    562,448
    Adjustments to reconcile net income to net cash flows
      from operating activities
        Depreciation                                                  85,034          60,286          38,105
        Gain on sale of loans                                       (625,508)       (657,349)       (416,989)
        Gain on disposal of premises and equipment                         -               -          (2,446)
        Provision for loan losses                                    471,537         847,235       1,038,040
        Provision (benefit) for deferred taxes                      (128,733)       (147,816)       (408,217)
        Net change in
           Loans due to origination and sale of
              loans held for sale                                   (278,567)        473,349         883,089
           Accrued interest receivable and other assets             (988,642)            (76)       (604,092)
           Accrued interest payable and other liabilities            451,793        (109,198)        312,509
                                                                ------------    ------------    ------------
        Net Cash Flows from Operating Activities                     659,107       1,939,479       1,402,447
                                                                ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of Federal Home Loan Bank stock                        (680,000)              -               -
    Activity in available for sale securities
        Maturities, prepayments, sales and calls                   6,363,697      14,778,930      10,835,000
        Purchases                                                 (3,000,000)     (5,735,000)    (18,966,194)
    Net increase in loans                                        (31,551,558)     (5,505,038)    (43,510,220)
    Purchase of life insurance policies                             (519,000)              -        (635,330)
    Proceeds from sales of premises and equipment                          -               -           4,500
    Additions to premises and equipment                           (2,429,839)       (155,107)        (34,220)
                                                                ------------    ------------    ------------
        Net Cash Flows from Investing Activities                 (31,816,700)      3,383,785     (52,306,464)
                                                                ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits                           15,919,008      (8,789,159)     52,014,635
    Net change in federal funds purchased                            660,000         815,000        (925,000)
    Proceeds from other borrowings                                13,600,000         500,000       2,500,000
    Repayment of other borrowings                                 (3,000,000)              -               -
    Proceeds from guaranteed preferred beneficial interest in
      the company's junior subordinated debt                       5,000,000               -               -
    Purchase of treasury stock                                      (206,814)       (547,818)       (263,163)
                                                                ------------    ------------    ------------
        Net Cash Flows from Financing Activities                  31,972,194      (8,021,977)     53,326,472
                                                                ------------    ------------    ------------

           NET CHANGE IN CASH AND CASH EQUIVALENTS                   814,601      (2,698,713)      2,422,455

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                      2,004,926       4,703,639       2,281,184
                                                                ------------    ------------    ------------

    CASH AND CASH EQUIVALENTS - END OF YEAR                     $  2,819,527    $  2,004,926    $  4,703,639
                                                                ============    ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash paid for interest                                      $  3,442,893    $  6,276,249    $  5,400,054
    Cash paid for income taxes                                       646,500       1,143,113         949,982

           See accompanying notes to consolidated financial statements

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Consolidation

The consolidated financial statements of InvestorsBancorp, Inc. and Subsidiaries (the "Company") include the accounts of its wholly owned subsidiaries, InvestorsBancorp Capital Trust I and InvestorsBank (the "subsidiary Bank"). InvestorsBank includes the accounts of its wholly owned subsidiary, Investors Business Credit, Inc. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

    Nature of Banking Activities

The consolidated income of the Company is principally from the income of its wholly owned subsidiary, the subsidiary Bank. The subsidiary Bank grants commercial, residential and consumer loans to and accepts deposits from customers primarily in southeastern Wisconsin. The subsidiary Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally, the Company and the subsidiary Bank are subject to the regulations of certain regulatory agencies and undergo periodic examination by those regulatory agencies.

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

    Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold and securities purchased under agreements to resell, all of which mature within ninety days.

The subsidiary Bank maintains amounts due from banks which, at times, may exceed federally insured limits. The subsidiary Bank has not experienced any losses in such accounts.

    Interest Bearing Deposits in Banks

Interest bearing deposits in banks mature within one year and are carried at cost, which approximates fair value.

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

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

    Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. The allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

    Servicing Rights

Servicing assets are recognized as separate assets when rights are acquired through purchase or through the sale of financial assets. Capitalized servicing rights are valued at estimated fair market value, reported in other assets, and amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Fair value is determined using prices for similar assets with similar characteristics. Management periodically evaluates the carrying value and remaining amortization periods of servicing rights for impairment. The evaluation takes into consideration certain risk characteristics including loan type, note rate, prepayment trends, and external market factors. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount.

    Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets, which range from 3 to 7 years for furniture and equipment and 40 years for buildings.

    Profit-Sharing Plan

The Company has established a trusteed contributory 401(k) profit-sharing plan for qualified employees. Contributions to the plan are made in accordance with specified formulas or at the discretion of the Board of Directors of the Company. The Company's policy is to fund contributions as accrued.

    Stock-Based Compensation Plan

At December 31, 2002, the Company has a stock-based employee compensation plan which is described more fully in Note 12. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the approximate market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                    2002          2001          2000
                                                -----------    -----------   ---------
Net income - as reported                        $ 1,672,193    $ 1,473,048   $ 562,448
Deduct: Total stock-based employee
  compensation expense determined under a
  fair value based method for all awards
  granted, net of related tax effects                10,707          3,137       9,897
                                                -----------    -----------   ---------
     Pro forma net income                       $ 1,661,486    $ 1,469,911   $ 552,551
                                                ===========    ===========   =========
Basic earnings per share - as reported          $      1.79    $      1.53   $    0.54
     Pro forma basic earnings per share         $      1.77    $      1.52   $    0.53
Diluted earnings per share - as reported        $      1.70    $      1.51   $    0.54
     Pro forma diluted earnings per share       $      1.69    $      1.51   $    0.53

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

All derivative instruments are designated as either fair value hedges or cash flow hedges and recorded on the balance sheet at fair market value. The net gain/loss on instruments classified as cash flow hedges are reported as changes in other comprehensive income. The net gain/loss on instruments classified as fair value hedges are reported as increases/decreases in current year earnings.

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

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

         CARRYING AMOUNTS APPROXIMATE FAIR VALUES FOR THE FOLLOWING INSTRUMENTS

                  Cash and cash equivalents
                  Available for sale securities
                  Non marketable equity securities
                  Variable rate loans that reprice frequently where no
                     significant change in credit risk has occurred
                  Accrued interest receivable
                  Demand deposits
                  Variable rate money market accounts
                  Variable rate certificates of deposit
                  Accrued interest payable

         DISCOUNTED CASH FLOWS

         Using interest rates currently being offered on instruments with similar terms and with similar credit quality:

                  All loans except variable rate loans described above Fixed rate certificates of deposit
                  Other borrowings
                  Interest rate swaps
                  Guaranteed preferred beneficial interest in the Company's
                     junior subordinated debt

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

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

    Recent Statement of Financial Accounting Standards (SFAS) Pronouncements

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe the adoption of this statement will have a material impact on the consolidated financial statements.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed. SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted this statement as of January 1, 2002 and the implementation of this standard did not have a material impact on the consolidated financial statements.

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and amends SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. It also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. It further amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Most provisions of this statement are effective for financial statements issued for fiscal years beginning after May 15, 2002. Adoption of this statement is not expected to have a material impact on the consolidated financial statements.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this statement is not expected to have a material impact on the consolidated financial statements.

SFAS No. 147, Acquisitions of Certain Financial Institutions, removes acquisitions of financial institutions from the scope of both SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Thus, the requirement under SFAS No. 72 to recognize (and subsequently amortize) any excess of fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies. The provisions of this statement are effective on October 1, 2002, with earlier application permitted. Adoption of this statement did not have a material impact on the consolidated financial statements.

    Reclassification

Certain 2001 and 2000 amounts have been reclassified to conform with the 2002 presentation. The reclassifications have no effect on reported amounts of net income or equity.

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE 2 - CASH AND DUE FROM BANKS

The Company's subsidiary Bank is required to maintain vault cash and reserve balances with Federal Reserve Banks based upon a percentage of deposits. These requirements approximated $130,000 and $101,000 at December 31, 2002 and 2001, respectively.

NOTE 3 - AVAILABLE FOR SALE SECURITIES

Amortized costs and fair values of available for sale securities as of December 31, 2002 and 2001 are summarized as follows:

                                                             2002
                          --------------------------------------------------------------------------
                                             Gross Unrealized   Gross Unrealized
                            Amortized Cost         Gains              Losses           Fair Value
                          ----------------   ----------------   ----------------    ----------------
Corporate bonds           $      1,295,000   $             -     $             -    $      1,295,000
Mutual funds                       688,567                 -                   -             688,567
                          ----------------   ---------------     ---------------    ----------------
        Totals            $      1,983,567   $             -     $             -    $      1,983,567
                          ================   ===============     ===============    ================

                                                             2001
                          --------------------------------------------------------------------------
                                             Gross Unrealized   Gross Unrealized
                            Amortized Cost        Gains              Losses            Fair Value
                          ----------------   ----------------   ----------------    ----------------
Corporate bonds           $      4,780,000   $             -    $              -    $      4,780,000
Mutual funds                       567,264                 -                   -             567,264
                          ----------------   ---------------    ----------------    ----------------
        Totals            $      5,347,264   $             -    $              -    $      5,347,264
                          ================   ===============    ================    ================

The amortized cost and fair value of available for sale securities as of December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities in mutual funds since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

                                              2002
                              -----------------------------------
                               Amortized Cost       Fair Value
                              ----------------   ----------------
Due in one year or less       $      1,295,000   $      1,295,000
                              ================   ================

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE 4 - LOANS

Major classification of loans are as follows at December 31:

                                                2002               2001
                                         ----------------   ----------------
Commercial                               $     28,279,734   $     28,224,755
Real estate
     Construction                               8,661,420         17,000,955
     Commercial                                77,072,033         57,997,188
     Agricultural                                 394,138                  -
     Residential                               39,905,008         19,607,032
Installment and consumer                          345,010            272,611
Municipal loans                                 1,114,434          1,196,306
Other loans                                       730,850          1,022,014
                                         ----------------   ----------------
                                              156,502,627        125,320,861
Less: Allowance for loan losses                (1,986,076)        (1,884,331)
                                         ----------------   ----------------
     Net Loans                           $    154,516,551   $    123,436,530
                                         ================   ================

Impaired loans of $2,093,434 and $1,937,882 at December 31, 2002 and 2001,
respectively, have been recognized in the consolidated financial statements. The average recorded amount of impaired loans during 2002 and 2001 was $1,542,590 and $1,665,779, respectively. The total allowance for loan losses related to these loans was $244,354 and $256,610 at December 31, 2002 and 2001, respectively. Interest income on impaired loans of $49,201, $165,374, and $27,279 was recognized for cash payments received in 2002, 2001 and 2000, respectively.

Certain directors and executive officers of the Company, and their related interests, had loans outstanding in the aggregate amounts of $5,458,966 and $511,379 at December 31, 2002 and 2001, respectively. During 2002, $7,835,379 of new loans were made and repayments totaled $2,887,792. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.

NOTE 5 -  LOAN SERVICING

The unpaid principal balance of loans serviced for others, which are not included in the consolidated financial statements, was $108,606,523 and $115,138,199 at December 31, 2002 and 2001, respectively. A portion of these loans, with balances of $85,186,577 and $108,704,327 at December 31, 2002 and 2001, respectively, are loans serviced for The Middleton Doll Company, a related company. Revenue relating to loan servicing for The Middleton Doll Company was $279,459, $311,031 and $328,569 for the years ended December 31, 2002, 2001 and
2000, respectively and is reported in management service fees.

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE 6 -  ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses reflected in the accompanying consolidated financial statements represents the allowance available to absorb loan losses. An analysis of changes in the allowance is presented in the following tabulation as of December 31:

                                               2002                2001               2000
                                         ----------------    ----------------   ----------------
BALANCE - Beginning of Year              $      1,884,331    $      1,808,813   $        770,773
   Charge-offs                                   (370,500)           (771,717)                -
   Recoveries                                         708                   -                 -
   Provision charged to operations                471,537             847,235          1,038,040
                                         ----------------    ----------------   ----------------
BALANCE - End of Year                    $      1,986,076    $      1,884,331   $      1,808,813
                                         ================    ================   ================

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation at December 31 and are summarized as follows:

                                               2002               2001
                                         ----------------   ----------------
Land                                     $        557,000   $              -
Building                                        1,843,011                  -
Furniture and equipment                           382,573            352,745
                                         ----------------   ----------------
    Total                                       2,782,584            352,745
Less: Accumulated depreciation                   (255,419)          (170,385)
                                         ----------------   ----------------
    Net Premises and Equipment           $      2,527,165   $        182,360
                                         ================   ================

Depreciation expense amounted to $85,034, $60,286, and $38,105 in 2002, 2001 and 2000, respectively.

NOTE 8 - ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

A summary of accrued interest receivable and other assets at December 31 is as follows:

                                                     2002         2001
                                                  ----------   ----------
Accrued interest receivable                          686,560      603,262
Federal Home Loan Bank stock                         680,000            -
Fair market value of interest rate swaps             658,024        8,052
Deferred tax assets                                  978,631      849,898
Prepaids expenses and other assets                   566,941      295,128
                                                  ----------   ----------

                                                  $3,570,156   $1,756,340
                                                  ==========   ==========

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE 9 - DEPOSITS

The aggregate amount of time deposits, each with a minimum denomination of $100,000, was $65,510,641 and $33,854,061 at December 31, 2002 and 2001,
respectively.

At December 31, 2002, the scheduled maturities of time deposits are as follows:

2003              $     31,912,173
2004                     4,473,779
2005                     4,629,168
2006                    15,476,347
2007                    13,700,627
Thereafter              19,000,000
                  ----------------
                  $     89,192,094
                  ================

NOTE 10 - OTHER BORROWINGS

Other borrowings consist of the following at December 31:

                                                 2002               2001
                                           ----------------   ----------------
Federal Home Loan Bank advances            $     13,600,000   $              -
Borrowings from affiliated companies                      -          3,000,000
                                           ----------------   ----------------
                                           $     13,600,000   $      3,000,000
                                           ================   ================

In 2002, the subsidiary Bank entered into a master contract agreement with the Federal Home Loan Bank (FHLB) which provides for borrowing up to the maximum of 60% of the carrying value of the Bank's first lien 1-4 family real estate loans, approximately $26,603,000, at December 31, 2002. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as LIBOR, Federal funds or Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. Advances with call provisions permit the FHLB to request payment beginning on the call date and quarterly thereafter. Prepayments may be subject to penalties.

Various advances were obtained with total outstanding balances as stated above, with applicable interest rates ranging from 1.67% to 2.13%. Interest is payable monthly with principal payment due at maturity. The advances are collaterized by a security agreement pledging a portion of the subsidiary Bank's real estate mortgages with a carrying value of $22,666,700 at December 31, 2002.

At December 31, 2002, the future principal payments of the $13,600,000 of FHLB advances are due in 2003.

In 2000, the Company borrowed $2,500,000 from The Middleton Doll Company, an affiliated company. In 2001, the Company borrowed $500,000 from the Schonath Family Partnership, an affiliated company. Both of the borrowings with affiliated companies were paid in full during 2002.

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE 11 - GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY'S JUNIOR SUBORDINATED DEBT

The Company has sponsored a trust with a total outstanding balance of $5,000,000 in trust preferred securities at December 31, 2002, as follows:

                                       Trust Preferred                       Junior Subordinated Debt Owned by Trust
                          --------------------------------------------  -----------------------------------------------
                                             Initial                       Initial
                             Issuance      Liquidation    Distribution    Principal                        Redeemable
                               Date           Value           Rate          Amount          Maturity        Beginning
                          -------------   -------------   ------------  -------------    -------------    -------------
InvestorsBancorp                                           LIBOR plus
   Capital Trust I        June 27, 2002   $   5,000,000       3.65%     $   5,155,000    June 30, 2032    June 30, 2007

The trust is a statutory business trust organized for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of the trust. The common securities of the trust are wholly-owned by the Company. The trust preferred securities and common securities of the trust represent preferred undivided beneficial interests in the assets of the trust, and the holder of the preferred securities will be entitled to a preference over the common securities of the trust payable on redemption or liquidation. Twenty-five percent of the Company's Tier 1 capital can be made up of trust preferred securities, with the remainder of the trust preferred issue qualifying as Tier 2 capital to the Company. As part of the formation of the trust subsidiary, InvestorsBancorp, Inc. was required to purchase common stock equal to 3% of the trust preferred issue of InvestorsBancorp Capital Trust I. The stock purchase accounts for the additional $155,000 of junior subordinated debt of the Company. The Company used the proceeds from the sales of the debentures for general corporate purposes. Distributions on these securities are included in interest expense on guaranteed preferred beneficial interest.

The trust preferred securities are manditorily redeemable upon maturity or early redemption of the debentures, as provided in the indentures. The Company has the right to redeem debentures in whole or in part in minimum amounts and increments on or after specified dates. The trust's ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures to the trust. The Company's obligations under the junior subordinated debentures constitute a full and unconditional guarantee by the Company of the trust's obligations under the trust securities issued by the trust.

NOTE 12 - STOCKHOLDERS' EQUITY

The Company has a Nonqualified Stock Option Plan providing for the granting of options up to 100,000 shares of common stock to key officers and employees of the Company. Options are granted at the current market price. Options may be exercised based on the vesting schedule outlined in each agreement.

The fair value of the awards is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in 2002, 2001 and 2000, respectively: no dividend yield, expected volatility of 31.5, 11.8, and 23.4 percent, risk-free interest rate of 4.20, 4.88, and 6.99 percent, and expected lives of 10 years.

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE 12 - STOCKHOLDERS' EQUITY (cont.)

Activity is summarized in the following table:

                                                2002                     2001                   2000
                                       ----------------------     ------------------   --------------------
                                                    Weighted                Weighted               Weighted
                                                     Average                 Average               Average
                                          Shares      Price       Shares      Price     Shares      Price
                                       -----------  ---------   ---------   --------   --------   ---------
OUTSTANDING - Beginning of Year             14,750  $    7.07      13,475   $   7.13     11,025   $    7.55
    Options
      Granted                                5,940      10.10       4,400       7.00      8,150        6.75
      Cancelled or forfeited                     -          -      (3,125)     (7.24)    (5,700)      (7.39)
                                       -----------              ---------              --------
         Net Change                          5,940                  1,275                 2,450
OUTSTANDING - End of Year                   20,690       7.94      14,750       7.07     13,475        7.13
                                       ===========              =========              ========

Exercisable at year end                     18,188                 11,890                 8,495
Weighted average fair value of:
    Options granted                    $      2.73              $    1.92              $   3.65
Available for future grant at year
    end                                     79,310                 85,250                86,525

The following table summarizes information about Plan awards outstanding at December 31, 2002:

                                 Options Outstanding                 Options Exercisable
                   -------------------------------------------  ---------------------------
                                                    Weighted
                                 Weighted Average    Average                   Weighted
                     Number         Remaining      Exercisable     Number       Average
Exercise Price     Outstanding   Contractual Life     Price     Exercisable  Exercise Price
--------------     -----------   ----------------  -----------  -----------  --------------
$ 6.75 - 7.33        13,175         4.27 years        $ 6.95       11,775        $ 6.97
 8.00 - 10.10         7,515         5.30 years          9.68        6,413          9.95
                     ------                                        ------
                     20,690                                        18,188
                     ======                                        ======

The Company applies APB Opinion 25 and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for its stock options awards.

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE 12 - STOCKHOLDERS' EQUITY (cont.)

A reconciliation of the numerators and the denominators of earnings per share and earnings per share assuming dilution are:

                                            Income        Shares    Per Share Amount
                                         -----------    ---------   ----------------
2002
     Earnings                            $ 1,672,193      936,483         $ 1.79
                                                                          ======
     Effect of options                                     47,899
                                                        ---------
     Earnings - assuming dilution        $ 1,672,193      984,382         $ 1.70
                                         ===========    =========         ======
2001
     Earnings                            $ 1,473,048      964,410         $ 1.53
                                                                          ======
     Effect of options                                      8,859
                                                        ---------
     Earnings - assuming dilution        $ 1,473,048      973,269         $ 1.51
                                         ===========    =========         ======
2000
     Earnings                            $   562,448    1,042,538         $ 0.54
                                                                          ======
     Effect of options                                          -
                                                        ---------
     Earnings - assuming dilution        $   562,448    1,042,538         $ 0.54
                                         ===========    =========         ======

NOTE 13 - INCOME TAXES

The provision for income taxes included in the accompanying consolidated financial statements consists of the following components at December 31:

                                              2002            2001          2000
                                          -----------    ------------   ------------
Current Taxes
     Federal                              $   983,690    $    811,253   $    565,695
     State                                     26,744           4,425        114,751
                                          -----------    ------------   ------------
                                            1,010,434         815,678        680,446
                                          -----------    ------------   ------------

Deferred Income Taxes (Benefit)
     Federal                                 (111,231)       (127,719)      (352,716)
     State                                    (17,502)        (20,097)       (55,501)
                                          -----------    ------------   ------------
                                             (128,733)       (147,816)      (408,217)
                                          -----------    ------------   ------------
     Total Provision for Income Taxes     $   881,701    $    667,862   $    272,229
                                          ===========    ============   ============

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE 13 - INCOME TAXES (cont.)

The net deferred tax assets in the accompanying consolidated balance sheets include the following amounts of deferred tax assets and liabilities at December 31:

                                      2002          2001
                                  -----------   -----------
Deferred Tax Assets
     Allowance for loan losses    $   899,651   $   814,932
     Deferred compensation             82,322        23,610
     Organizational costs                   -        14,787
     Other                             19,695        21,303
Deferred Tax Liabilities
     Depreciation                     (23,037)      (24,734)
                                  -----------   -----------
                                  $   978,631   $   849,898
                                  ===========   ===========

Management believes it is more likely than not, that the gross deferred tax assets will be fully realized. Therefore, no valuation allowance has been recorded as of December 31, 2002 and 2001.

A reconciliation of statutory federal income taxes based upon income before taxes to the provision for federal and state income taxes for the period, as summarized previously, is as follows:

                                               2002                       2001                       2000
                                     ------------------------   ------------------------    -----------------------
                                                  % of Pretax                % of Pretax                % of Pretax
                                        Amount       Income       Amount        Income       Amount        Income
                                     ----------   -----------   ----------   -----------    ---------   -----------
Reconciliation of statutory to
  effective rates
  Federal income taxes at
    statutory rate                   $  868,324      34.00%     $  727,909      34.00%      $ 283,790      34.00%
      Adjustments for
         Tax exempt interest on
           municipal obligations         (3,275)     (0.13)        (12,698)     (0.59)        (25,111)     (3.01)
         Increases in taxes
           resulting from state
           income taxes, net of
           federal tax benefit              720       0.03         (16,666)     (0.78)         22,290       2.67
         Other - net                     15,932       0.62         (30,683)     (1.43)         (8,740)     (1.05)
                                     ----------   --------      ----------      -----       ---------      -----
Effective Income Taxes -
  Operations                         $  881,701      34.52%     $  667,862      31.20%      $ 272,229      32.61%
                                     ==========   ========      ==========      =====       =========      =====

NOTE 14 - FACILITIES LEASE

On October 31, 2002, the Company purchased, at the appraised value, the building previously leased from Bando McGlocklin Small Business Lending Corporation, an affiliated entity. Monthly rents were variable based on LIBOR with an agreed upon floor. Lease expenses were $55,230, $64,979, and $62,827 in 2002, 2001 and 2000, respectively.

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE 15 - RETIREMENT PLANS

The Company has a contributory 401(k) profit-sharing plan covering substantially all employees. Any contributions to the 401(k) plan by the Company are discretionary and based on factors related to profits. Total expenses related to the plan were $54,934, $39,337, and $39,497 in 2002, 2001 and 2000, respectively.

The Company provides additional supplemental retirement benefits for an executive officer. Such benefits totaled $121,548, $67,753 and $44,583 in 2002, 2001 and 2000, respectively, net of reimbursement from The Middleton Doll Company's management fee. The payments were made at the sole discretion of the Board of Directors. The payments are included in the calculation of the mangement fee charged to a related company.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31, 2002 and 2001 is as follows:

                                                                                            2002               2001
                                                                                      ----------------   ----------------
Financial instruments whose contract amounts represent credit risk:
         Commitments to extend credit                                                 $     24,538,428   $     21,708,619
         Credit card commitments                                                      $        535,013   $        539,793
         Standby letters of credit                                                    $      1,305,111   $        780,671

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

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE 17 - INTEREST RATE SWAPS

The Company has entered into various interest rate swap agreements with other companies to manage interest rate exposure. The interest rate swap agreements are structured as hedges of specific fixed-rate deposits whose terms approximates the terms of the swap agreements. Under the terms of the swap agreements, the parties exchange interest payment streams calculated on the notional principal amount. The swap agreements are structured so that the Company pays a variable interest rate and receives a fixed rate based on various rate indexes. The swap agreements' expirations coincide with the maturity of the fixed rate deposits. Although these swaps reduce interest rate risk, the potential for profit or loss on interest rate swaps still exists depending upon fluctuations in interest rates. The Company may be susceptible to risk with respect to interest rate swap agreements to the extent of nonperformance by the financial institutions participating in the interest rate swap agreements. However, the Company does not anticipate nonperformance by these institutions.

The following table summarizes the interest rate swap agreements in effect at December 31, 2002 and 2001, all of which are classified as fair value hedges.

                                                                                       Expiration or
    Notional     Fair Value at     Fair Value at    Variable Rate       Fixed Rate      Termination
     Amount        12/31/02           12/31/01          Paid             Received          Date            Rate Index
--------------   -------------     -------------    -------------       ----------     -------------     --------------
$    5,000,000    $   54,082        $          -       1.43375%            3.00%         07/08/06             LIBOR
     5,000,000       161,966                   -       1.42250%            5.25%         12/04/07         3 month LIBOR
     5,000,000             -              21,786       1.87375%            5.75%         06/04/02         1 month LIBOR
     6,000,000        (1,016)                  -       1.42375%            3.00%         04/07/08        LIBOR minus 1%
     6,000,000         1,003                   -       1.41875%            3.25%         06/23/08             LIBOR
     7,000,000       118,196                   -       1.42500%            3.00%         09/03/07             LIBOR
     7,000,000       108,169                   -       1.40125%            3.50%         05/12/08        LIBOR minus 2%
    10,000,000       215,624                   -       1.41000%            3.50%         12/19/05         3 month LIBOR
    10,000,000             -             (13,734)      1.87375%            6.00%         06/17/02         1 month LIBOR
                  ----------        ------------
         Total    $  658,024        $      8,052
                  ==========        ============

There was no net gain/loss recognized in earnings in 2002, 2001 and 2000. As a result of hedge arrangements, the Company recognized a decrease in interest expense of $541,130, $340,914, and $49,370 in 2002, 2001 and 2000, respectively.
The impact on earnings due to ineffectiveness was immaterial.

NOTE 18 - CONCENTRATION OF CREDIT RISK

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

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE 19 - RETAINED EARNINGS

The principal source of income and funds of InvestorsBancorp, Inc. are dividends from its subsidiary Bank.

Dividends declared by the subsidiary Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by Federal and State regulatory agencies. Under this formula, dividends of approximately $2,913,000 may be paid without prior regulatory approval. Maintenance of adequate capital at the subsidiary Bank effectively restricts potential dividends to an amount less than $2,913,000.

NOTE 20 - REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy requires the Company and the subsidiary Bank to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes that as of December 31, 2002 and 2001 the Company and the subsidiary Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the regulatory agencies categorized the subsidiary Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since these notifications that management believes have changed the institution's category.

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE 20 - REGULATORY CAPITAL REQUIREMENTS (cont.)

Listed below is a comparison of the Company's and the subsidiary Bank's actual capital amounts with the minimum requirements for well capitalized and adequately capitalized banks, as defined by the federal regulatory agencies' Prompt Corrective Action Rules, as of December 31, 2002 and 2001.

                                                                                                   To Be Well Capitalized
                                                                      For Capital Adequacy         Under Prompt Corrective
                                                 Actual                      Purposes                 Action Provisions
                                       --------------------------   --------------------------   --------------------------
                                            Amount          Ratio        Amount          Ratio        Amount          Ratio
                                       ---------------      -----   ---------------      -----   ---------------      -----
As of December 31, 2002
   Total capital (to risk weighted
      assets)
                                       $    17,195,656      11.7%   $    11,768,717       8.0%         N/A             N/A
                                       $    16,613,098      11.3%   $    11,735,428       8.0%   $    14,669,285      10.0%
   Tier 1 capital (to risk weighted
      assets)
                                       $    13,809,058       9.4%   $     5,884,358       4.0%         N/A             N/A
                                       $    14,779,437      10.1%   $     5,867,714       4.0%   $     8,801,571       6.0%
   Tier 1 capital (to average assets)
                                       $    13,809,058       8.4%   $     6,551,621       4.0%         N/A             N/A
                                       $    14,779,437       9.0%   $     6,544,733       4.0%   $     8,180,916       5.0%
As of December 31, 2001
   Total capital (to risk weighted
      assets)
                                       $    13,429,361      10.9%   $     9,842,856       8.0%         N/A             N/A
                                       $    13,337,639      10.9%   $     9,833,357       8.0%   $    12,291,697      10.0%
   Tier 1 capital (to risk weighted
      assets)
                                       $     8,891,415       7.2%   $     4,921,428       4.0%         N/A             N/A
                                       $    11,801,176       9.6%   $     4,916,679       4.0%   $     7,375,018       6.0%
   Tier 1 capital (to average assets)
                                       $     8,891,415       6.6%   $     5,365,979       4.0%         N/A             N/A
                                       $    11,801,176       8.8%   $     5,365,501       4.0%   $     6,706,876       5.0%

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE 21 - RELATED ENTITY

The Company shares common ownership and management with The Middleton Doll Company. The Company charges The Middleton Doll Company a management fee for salaries and employee benefits of common management. The Company also charges a loan servicing fee for loans serviced for the related entity and a leased property servicing fee. The management services fees for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                       2002                2001               2000
                                 ----------------    ----------------   ----------------
Salaries and benefits            $        534,046    $        505,173   $        506,236
Leased property servicing                 172,215             175,307            177,218
Loan servicing                            279,459             311,031            328,569
                                 ----------------    ----------------   ----------------

                                 $        985,720    $        991,511   $      1,012,023
                                 ================    ================   ================

NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments at December 31, 2002 and 2001 are as follows:

                                                              2002                                   2001
                                              ------------------------------------   -----------------------------------
                                                                   Estimated Fair                        Estimated Fair
                                               Carrying Amount         Value         Carrying Amount          Value
                                              ----------------    ----------------   ----------------   ----------------
FINANCIAL ASSETS

    Cash and cash equivalents                 $      2,819,527    $      2,819,527   $      2,004,926   $      2,004,926
                                              ================    ================   ================   ================
    Marketable securities                     $      1,983,567    $      1,983,567   $      5,347,264   $      5,347,264
                                              ================    ================   ================   ================
    Non marketable equity securities          $        680,000    $        680,000   $              -    $             -
                                              ================    ================   ================   ================
    Loans, net                                $    154,516,551    $    154,611,160   $    123,436,530   $    123,757,693
                                              ================    ================   ================   ================
    Loans held for sale                       $      1,188,075    $      1,188,075   $        284,000   $        284,000
                                              ================    ================   ================   ================
    Cash surrender value of life insurance
      policies                                $      1,134,908    $      1,134,908   $        632,349   $        632,349
                                              ================    ================   ================   ================
    Interest rate swaps                       $        658,024    $        658,024   $          8,052   $          8,052
                                              ================    ================   ================   ================
    Accrued interest receivable               $        686,560    $        686,560   $        603,262   $        603,262
                                              ================    ================   ================   ================
FINANCIAL LIABILITIES

    Deposits                                  $    135,940,742    $    136,274,861   $    120,021,734   $    121,962,393
                                              ================    ================   ================   ================
    Federal funds purchased                   $      1,475,000    $      1,475,000   $        815,000   $        815,000
                                              ================    ================   ================   ================
    Other borrowings                          $     13,600,000    $     13,600,000   $      3,000,000   $      3,000,000
                                              ================    ================   ================   ================
    Guaranteed preferred beneficial interest
      in the company's junior subordinated
      debt                                    $      5,000,000    $      5,000,000   $              -    $             -
                                              ================    ================   ================   ================
    Accrued interest payable                  $        677,050    $        677,050   $        593,637   $        593,637
                                              ================    ================   ================   ================

The estimated fair value of fee income on letters of credit at December 31, 2002 and 2001 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2002 and 2001.

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS (cont.)

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

NOTE 23 - INVESTORSBANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS

                                                                                     December 31,
                                                                          -------------------------------
                                                                               2002              2001
                                                                          -------------     -------------
ASSETS
   Cash and due from banks                                                $     126,236     $       6,498
   Investment in subsidiaries                                                14,934,437        11,801,176
   Accrued interest receivable and other assets                                 453,398           118,734
                                                                          -------------     -------------

          TOTAL ASSETS                                                    $  15,514,071     $  11,926,408
                                                                          =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Other borrowings                                                       $           -     $   3,000,000
   Debenture to subsidiary                                                    5,155,000                 -
   Accrued interest payable and other liabilities                                 2,277            34,993
                                                                          -------------     -------------
       Total Liabilities                                                      5,157,277         3,034,993
                                                                          -------------     -------------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
     none issued                                                                      -                 -
   Common stock, $.01 par value, 9,000,000 shares authorized,
     1,050,000 shares issued                                                     10,500            10,500
   Surplus                                                                    7,316,900         7,316,900
   Retained earnings                                                          4,047,189         2,374,996
   Treasury stock, 126,235 and 110,000 shares in 2002 and 2001,
     respectively, at cost                                                   (1,017,795)         (810,981)
                                                                          -------------     -------------
       Total Stockholders' Equity                                            10,356,794         8,891,415
                                                                          -------------     -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  15,514,071     $  11,926,408
                                                                          =============     =============

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE 23 - INVESTORSBANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (cont.)

                         CONDENSED STATEMENTS OF INCOME

                                                                Years Ended December 31,
                                                          ------------------------------------
                                                              2002        2001         2000
                                                          ----------    ----------   ---------
INCOME
   Dividends from subsidiaries                            $  835,000    $  300,000   $ 157,000
   Other income                                                4,379             -       5,657
                                                          ----------    ----------   ---------
       Total Income                                          839,379       300,000     162,657
                                                          ----------    ----------   ---------

EXPENSES
   Interest on other borrowings                               98,199       254,781     186,849
   Interest on debenture to subsidiary                       145,647             -           -
   Other expenses                                             50,030        41,645           -
                                                          ----------    ----------   ---------
       Total Expenses                                        293,876       296,426     186,849
                                                          ----------    ----------   ---------
Income before income taxes and equity in
   undistributed earnings of subsidiaries                    545,503         3,574     (24,192)
   Less: Applicable income taxes (benefit)                   (98,429)     (100,785)    (71,053)
                                                          ----------    ----------   ---------
Income before equity in undistributed earnings of
   subsidiaries                                              643,932       104,359      46,861
   Equity in undistributed earnings of subsidiaries        1,028,261     1,368,689     515,587
                                                          ----------    ----------   ---------

       NET INCOME                                         $1,672,193    $1,473,048   $ 562,448
                                                          ==========    ==========   =========

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE 23 - INVESTORSBANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (cont.)

                        CONDENSED STATEMENTS OF CASH FLOW

                                                                             Years Ended December 31,
                                                              -------------------------------------------------------
                                                                    2002               2001                2000
                                                              ----------------   ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                $      1,672,193   $      1,473,048    $        562,448
    Adjustments to reconcile net income to net cash
      flows from operating activities
        Equity in undistributed income of subsidiary                (1,028,261)        (1,368,689)           (515,587)
        Net change in
           Accrued interest receivable and other assets               (334,664)           (47,681)            (71,053)
           Accrued interest payable and other liabilities              (32,716)           (10,966)             45,959
                                                              ----------------   ----------------    ----------------
        Net Cash Flows from Operating Activities                       276,552             45,712              21,767
                                                              ----------------   ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES -
    Capital contribution to bank                                    (2,105,000)                 -          (2,250,000)
                                                              ----------------   ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from other borrowings                                           -            500,000           2,500,000
    Repayment of other borrowings                                   (3,000,000)                 -                   -
    Purchase of treasury stock                                        (206,814)          (547,818)           (263,163)
    Proceeds from issuance of debentures to subsidiary               5,155,000                  -                   -
                                                              ----------------   ----------------    ----------------
        Net Cash Flows from Financing Activities                     1,948,186            (47,818)          2,236,837
                                                              ----------------   ----------------    ----------------
           NET CHANGE IN CASH AND CASH EQUIVALENTS                     119,738             (2,106)              8,604

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                            6,498              8,604                   -
                                                              ----------------   ----------------    ----------------

    CASH AND CASH EQUIVALENTS - END OF YEAR                   $        126,236   $          6,498    $          8,604
                                                              ================   ================    ================

SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash paid for interest                                    $        133,192   $        265,747    $        140,890

ITEM 8.           CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE

                  Not applicable.

                                    PART III

ITEM 9.           DIRECTORS AND OFFICERS OF THE REGISTRANT

                  DIRECTORS         The Company's directors are as follows:

                  TERRY L. MATHER (60) has been a partner of Critical Solutions, Inc., a business consulting firm headquartered in Milwaukee, Wisconsin, since 1992.

                  JON MCGLOCKLIN (59) has been the president of Healy Awards, Inc., Menomonee Falls, Wisconsin, since 1997, and an announcer for the Milwaukee Bucks since 1976. He was also a senior vice president of the Company and the Bank from their establishment in 1997 until February, 2001. In July, 1997, Mr. McGlocklin was appointed senior vice president of Bando McGlocklin Capital Corporation and in November 2001 his title was changed to vice president. Until July, 1997, he served as a director (since 1980) and president (since 1991) of Bando McGlocklin Capital Corporation, now known as The Middleton Doll Company.

                  DONALD L. MENEFEE (61) has been the president and chief executive officer of Silent Partners, a management consulting firm based in Door County, Wisconsin, since he founded the company in 1996. He has 32 years of banking experience focused on marketing and strategic planning for banks in Illinois, Wisconsin and Arizona. From 1994 to 1996, Mr. Menefee served in various capacities with Johnson International, Inc., Racine, Wisconsin, including director of corporate marketing and president of private banking, as well as president and chairman of both Biltmore Investors Bancorp, Phoenix, Arizona, and Johnson Asset Management Company, Milwaukee, Wisconsin.

                  GEORGE. R. SCHONATH (62) has been the president and chief executive officer of the Company and the Bank since they were established in 1997. In July, 1997, Mr. Schonath was appointed president of Bando McGlocklin Capital Corporation and also currently serves as its chief executive officer (since 1983). Until July, 1997, he served as a director (since 1980) and chairman of the board (since 1984) of Bando McGlocklin Capital Corporation, now known as The Middleton Doll Company. In May 2001, he returned as a director of The Middleton Doll Company.

                  DONALD E. SYDOW (67) has been the president of Oconomowoc Manufacturing Corp., a ball-bearing manufacturer located in Oconomowoc, Wisconsin, since 1982.

                  MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

                  During 2002, the board of directors of the Company and the Bank each held four meetings. No director attended fewer than 75% of the total number of meetings of the board of directors of the Company or the Bank held during 2002. The Company's board of directors has appointed an audit and finance committee and a compensation committee. The full board of directors acts upon nominations for directors.

                  The audit and finance committee consists of Messrs. Mather, Menefee and Sydow, each of which is deemed to be "independent" as such term is defined in the listing standards of the Nasdaq Stock Market, Inc. The audit committee reviews audit reports and related matters to ensure effective compliance with regulations and internal policies and procedures. This committee also recommends to the board the accounting firm to perform the Company's and the Bank's annual audit and acts as the liaison between the auditors and the board. The committee also is responsible for reviewing, approving and recommending to the board financial policies and strategies of the Bank and significant expenditures proposed to be made by the Company or the Bank. During 2002, the audit committee met two times.

                  The compensation committee consists of Messrs. Mather, Menefee and Sydow. The compensation committee meets to review the performance, salary and other compensation of the chief executive officer and officers of the Company and makes recommendations to the board with respect to stock options and other incentive awards. During 2002, the compensation committee did not meet. In 2002, the full board of directors met to determine the salaries and compensation of the executive officers. Messrs. McGlocklin and Schonath did not participate in decisions regarding their respective compensation.

                  COMPENSATION OF DIRECTORS

                  Directors of the Company, who are not also officers, received an annual fee of $10,000 for 2002 as well as $1,000 for each board or committee meeting attended. Directors who are also officers of the Company do not receive additional compensation for their services as directors of the Company.

                  EXECUTIVE OFFICERS The Company's executive officers who are not also directors are as follows:

                  SUSAN J. HAUKE, 37, has been the Company's controller and vice president-finance since 1997, was elected secretary in 1999, and was elected chief financial officer in 2002. Ms. Hauke also serves as vice president-finance, controller, and treasurer of the Bank. In addition, she is the chief financial officer, vice president-finance, secretary and treasurer of The Middleton Doll Company. Prior to joining The Middleton Doll Company in 1991, Ms. Hauke was a senior accountant at PriceWaterhouseCoopers, LLP.

                  GLENN A. MICHAELSEN, 40, was elected a senior vice president of the Company and the Bank in October, 2002. Mr. Michaelsen also serves as senior vice president of The Middleton Doll Company. Prior to joining the Company in June, 1998, Mr. Michaelsen served as assistant vice president, Business Banking, at Marshall & Ilsley from 1997 to 1998. From 1987 to 1997 Mr. Michaelsen was an assistant vice president, Business Banking, at US Bank (formerly Firstar Bank).

                  GREG A. MIESKE, 43, was elected vice president-operations and compliance officer of the Company and the Bank in October 1999. He also serves as secretary of the Bank. Prior to joining the Company in December 1998, Mr. Mieske served as a financial examiner for the Department of Financial Institutions of the State of Wisconsin from 1987 until 1998.

                  KIM E. DEMARTINO, 43, was elected senior vice president of the Company and Bank in February 2001. She has served as a mortgage banking officer since joining the Company in 1997. From June 1997 to September 1997, Ms. DeMartino served as a mortgage banking officer of The Middleton Doll Company. Prior to joining The Middleton Doll Company, she served as a mortgage loan originator with M&I Bank from 1996 to 1997 and a mortgage loan originator with Old Kent Bank, Kalamazoo, Michigan from 1995 to 1996.

                  There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.

                  COMPLIANCE WITH SECTION 16(a) REPORTING COMPLIANCE

                  Section 16(a) of the Exchange Act requires executive officers and directors and persons who own more than 10% of the common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are also required to furnish us with copies of all
Section 16(a) forms they file. Based solely upon our review of these forms and, if appropriate, representations made to us by any reporting person concerning whether a Form 5 was required to be filed for 2002, we are not aware that any of our directors or executive officers or 10% shareholders failed to comply with the filing requirements of Section 16(a) during 2002.

ITEM 10.          EXECUTIVE COMPENSATION

                  The following table sets forth information concerning the compensation paid or granted by InvestorsBancorp or InvestorsBank to the chief executive officer and to each of the other executive officers of InvestorsBancorp and InvestorsBank whose aggregate salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2002. The persons named in the table below are sometimes referred to herein as the named executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                        Long-Term Compensation
                                         Annual Compensation                    Awards
                                 -----------------------------------    -----------------------
                                                                                        (g)              (h)
                                                            (e)            (f)       Securities          All
                                    (c)          (d)    Other Annual    Restricted   Underlying         Other
        (a)               (b)      Salary       Bonus   Compensation       Stock       Option/      Compensation
 Name and Position       Year       ($)          ($)        ($)          Award ($)     SARs(#)           ($)
---------------------    ----    --------     --------  ------------    ----------   -----------    ------------
George R. Schonath,      2002    $280,000     $ 93,472    $ - - -        $ - - -       - - -        $ 131,985 (2)
President and Chief      2001     200,000       60,741      - - -          - - -       - - -           67,754 (2)
Executive Officer (1)    2000     154,000      115,208      - - -          - - -       - - -           48,083 (2)

Glenn A. Michaelsen,     2002    $105,000     $  - - -    $ - - -        $ - - -       - - -        $   5,251 (3)
Senior Vice President    2001      90,333       22,150      - - -          - - -       - - -            5,624 (3)
                         2000      82,400       10,590      - - -          - - -       - - -            4,650 (3)

Kim DeMartino,           2002    $100,000     $ 40,000    $ - - -        $ - - -       - - -        $   7,001 (3)
Senior Vice President    2001      80,000        5,000      - - -          - - -       - - -            4,250 (3)
                         2000      65,000        - - -      - - -          - - -       - - -            3,250 (3)
-----------------------------------------------------------------------------------------------------------------

(1) Amounts paid are net of the amount reimbursed by The Middleton Doll Company pursuant to the Management Services and Allocation of Expenses Agreement. Under this agreement, 44% of Mr. Schonath's 2002 salary, 52.38% of his 2001 salary and 58.82% of his 2000 salary was paid by The Middleton Doll Company. Also included are amounts deferred under the 401(k) plan.

(2) Represents InvestorsBank's contribution for supplemental retirement benefits and contributions to the 401(k) plan.

(3) Represents InvestorsBank's contributions to the 401(k) plan.

                  STOCK OPTIONS

                  The following table sets forth certain information concerning stock options held by the named executive officers at December 31, 2002. No stock options were exercised in 2002 by such persons. In January, 2002, George Schonath was granted 5,940 stock options at an option price of $10.10. These were the only stock options granted in 2002.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

                             Shares                       Number of Securities               Value of Unexercised
                          Acquired on     Value          Underlying Unexercised              In-the-Money Options/
                            Exercise     Realized     Options/SARs at Year-End (#)           SARs at Year-End ($)
     Name                      (#)          ($)       Exercisable     Unexercisable    Exercisable       Unexercisable
----------------------------------------------------------------------------------------------------------------------
George R. Schonath             - -         $ - -         14,490              - -        $ 64,636.90        $     - -
Glenn A. Michaelsen            - -         $ - -          622.5          1,452.5        $  3,041.10        $7,095.90
Kim DeMartino                  - -         $ - -            300              700        $  1,733.00        $4,137.00
-------------------      ------------    --------     -----------     -------------    ------------      -------------

                  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                  During 2002, the full board of directors considered and approved the compensation packages of the employees of InvestorsBancorp and InvestorsBank. Except for Messrs. McGlocklin and Schonath, none of the directors was an officer or employee during 2002, or a former officer or employee of InvestorsBancorp or its subsidiaries. Messrs. McGlocklin and Schonath do not participate in decisions regarding their respective compensation. Messrs. McGlocklin and Schonath were directors and officers of The Middleton Doll Company prior to the distribution by The Middleton Doll Company and its shareholders of all of its shares of InvestorsBancorp.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth certain information with respect to the beneficial ownership of common stock at March 1, 2003, by each person known by us to be the beneficial owner of more than five percent of the outstanding common stock, by each director and by all directors and executive officers of InvestorsBancorp as a group. The address of each 5.0% shareholder is the Company's address.

    NAME OF INDIVIDUAL AND                     AMOUNT AND NATURE OF                   PERCENT
  NUMBER OF PERSONS IN GROUP                  BENEFICIAL OWNERSHIP (1)                OF CLASS
---------------------------------             ------------------------                --------
DIRECTORS AND 5% SHAREHOLDERS
Terry L. Mather                                             -                              -
Jon McGlocklin                                              -                              -
Donald L. Menefee                                         325                               *
George R. Schonath                                    474,565 (2)                       45.5%
Donald E. Sydow                                         4,201                               *
Thomas Evans                                          170,103 (3)                       18.4%
ALL DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP (10 PERSONS)                      488,916 (4)                       46.7%

* Less than one percent (1%).

(1) Information contained in this column is based upon information furnished to us by the persons named above and the members of the designated group, except as set forth in the footnotes below. The nature of beneficial ownership for shares shown in this column is sole voting and investment power, except as set forth in the footnotes below. Inclusion of shares shall not constitute an admission of beneficial ownership or voting and investment power over included shares. Pursuant to the rules and regulations of the Securities and Exchange Commission and the Securities Exchange Act of 1934, as amended, share amounts include shares obtainable through the exercise of stock options or warrants within 60 days of the date of information contained in this table.

(2) Includes 132,943 and 105,000 shares obtainable through the exercise of warrants, which are held by the Schonath Family Partnership of which Mr. Schonath is the general partner. Mr. Schonath has no voting and sole investment power with regard to these shares. Includes 1,262.49 shares over which Mr. Schonath shares voting and investment power with his spouse, 215,288 shares held in Mr. Schonath's self-directed 401(k) account, and 14,490 shares obtainable through the exercise of options. Excludes 159,727.90 shares held in irrevocable trusts for the benefit of his daughters, 6,333.12 shares held directly by his daughters, and 3,460 shares held for other employees by the 401(k) plan, for which Mr. Schonath is the trustee and may be deemed to have shared voting power.

(3) Includes 79,860 shares held by the Emily A. Schonath Irrevocable Trust and 79,860 shares held by the Sarah E. Schonath Irrevocable Trust for each of which Mr. Evans is the trustee.

(4) Includes 123,545 shares obtainable through the exercise of options or warrants. Excludes shares held for other employees by the 401(k) plan, for which Mr. Schonath is the trustee and may be deemed to have shared voting power, and excludes shares for which Mr. Evans is the trustee.

                  EQUITY COMPENSATION PLAN INFORMATION

                  The following table set forth the following information as of December 31, 2002, for (i) all compensation plans previously approved by the Company's shareholders and (ii) all compensation plans not previously approved by the Company's shareholders:

                  (a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

                  (b) the weighted-average exercise price of such outstanding options, warrants and rights;

                  (c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

                               EQUITY COMPENSATION PLAN INFORMATION

                                         NUMBER OF SECURITIES TO BE       WEIGHTED-AVERAGE     NUMBER OF SECURITIES
                                           ISSUED UPON EXERCISE OF       EXERCISE PRICE OF     REMAINING AVAILABLE
       PLAN CATEGORY                         OUTSTANDING OPTIONS        OUTSTANDING OPTIONS    FOR FUTURE ISSUANCE
-------------------------------------------------------------------------------------------------------------------
                                                     (a)                        (b)                     (c)
Equity compensation plans
approved by security holders                       20,690                      $7.94                  79,310

Equity compensation plans
not approved by security holders                        0                          0                       0
                                         --------------------------------------------------------------------------
Total                                              20,690                      $7.94                  79,310
-------------------------------------------------------------------------------------------------------------------

ITEM 12.          CERTAIN RELATIONSHIPS AND TRANSACTIONS

                  Directors and officers of InvestorsBancorp and InvestorsBank, and their associates, were customers of and had transactions with InvestorsBancorp and InvestorsBank during 2002. InvestorsBank and The Middleton Doll Company also purchase loan participations from each other from time to time and, pursuant to a management services and allocation of expenses agreement, InvestorsBank performs certain loan servicing and administration services to The Middleton Doll Company. Additional transactions may be expected to take place in the future.

                  All outstanding loans, commitments to make loans, transactions in repurchase agreements and certificates of deposit and depository and loan participation and servicing relationships, in the opinion of management, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. InvestorsBank received an aggregate of $985,720 in loan servicing and administration fees from The Middleton Doll Company in 2002. InvestorsBancorp and InvestorsBank leased space for their main offices from The Middleton Doll Company for ten months during 2002. The rent during that period, including real estate taxes and furnishings, was approximately $90,000. During October, 2002, InvestorsBank purchased the premises from The Middleton Doll Company for $2.4 million based on the current fair market value of the premises. After the purchase of the building the Bank received $9,666 in rental income from The Middleton Doll Company.

                  During 2002, a $2.5 million subordinated note to The Middleton Doll Company was repaid and a $500,000 subordinated note to the Schonath Family Partnership was repaid. Both of these notes were on substantially the same terms and conditions as could be obtained from unrelated third parties. At December 31, 2002, there were no other similar transactions outstanding.

                                     PART IV

ITEM 13.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
                  FORM 8-K

                  (a)(1)   INDEX TO FINANCIAL STATEMENTS

                           See page 30.

                  (a)(2)   FINANCIAL STATEMENT SCHEDULES

                           None required.

                  (a)(3)   SCHEDULE OF EXHIBITS

                           The exhibit index which immediately follows the signature pages to this Form 10-KSB is incorporated by reference.

                  (b)      REPORTS ON FORM 8-K

                           There were no reports on Form 8-K filed during the fourth quarter of 2002.

                  (c)      EXHIBITS

                           The exhibit index to this Form 10-KSB is incorporated by reference.

                           The exhibits required to be filed with this Form 10-KSB are included with this Form 10-KSB and are located immediately following the Exhibit Index to this Form 10-KSB.

ITEM 14.          CONTROLS AND PROCEDURES

                  Based upon an evaluation within the 90 days prior to the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2003.

                                          INVESTORSBANCORP, INC.

                                          By:/s/ George R. Schonath
                                          ------------------------------------
                                          George R. Schonath,
                                          Chief Executive Officer

                                          By:/s/ Susan J. Hauke
                                          ------------------------------------
                                          Susan J. Hauke, Vice President Finance
                                          And Chief Financial Officer

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on March 27, 2003.

                  Signature                                    Title

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

         /s/ Donald L. Menefee                                Director
         -----------------------------------
         Donald L. Menefee

         /s/ George R. Schonath                               Director
         -----------------------------------
         George R. Schonath

         /s/ Donald E. Sydow                                  Director
         -----------------------------------
         Donald E. Sydow

I, George R. Schonath, Chief Executive Officer of the Company, certify that:

         1. I have reviewed this annual report on Form 10-KSB of InvestorsBancorp, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                                     /s/ George R. Schonath
                                                         ----------------------
                                                         George R. Schonath
                                                         Chief Executive Officer

I, Susan J. Hauke, Chief Financial Officer of the Company, certify that:

         1. I have reviewed this annual report on Form 10-KSB of InvestorsBancorp, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                                  /s/ Susan J. Hauke
                                                      ------------------
                                                      Susan J. Hauke
                                                      Vice President Finance and
                                                      Chief Financial Officer

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

10.2     Amended and Restated                    Exhibit 10.2 to the Form 10-KSB filed
         Management Services and                 with the Commission on March 29, 2002
         Allocation of Expenses                  (SEC File No. 000-29400)
         Agreement dated May 1, 2001

10.3     Tax Allocation and  Services            Exhibit 6(b) to the Form 10-SB filed
         Agreement                               with the Commission on July 24, 1997
                                                 (SEC File No. 000-29400)

10.4     Capital and Dividend Plan               Exhibit 10.6 to the Form 10-KSB filed
         dated November 6, 2001                  with the Commission on March 29, 2002
                                                 (SEC File No. 000-29400)

10.5     Indenture by and between                Exhibit 10 to the Form 10-QSB filed
         InvestorsBancorp, Inc. and Wells        with the Commission on August 14, 2002
         Fargo Bank, National Association,       (SEC File No. 000-29400)
         as Trustee dated June 27, 2002

10.6     Agreement and Plan of Merger,           Exhibit 2.1 to the Form 8-K filed
         dated as of March 25, 2003, by          with the Commission on March 26, 2003
         and between InvestorsBancorp,           (SEC File No. 000-29400)
         Inc. and Investors Subsidiary, Inc.

21.1     Subsidiaries of                                                                        X
         InvestorsBancorp, Inc.

99.1     Chief Executive Officer Certification                                                  X

99.2     Chief Financial Officer Certification                                                  X