Form 10QSB
period 2003-03-31
INVESTORSBANCORP INC
filed 2003-05-13
CIK 1039454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

                                 --------------

                                       or

| |   Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from       to

                         Commission file number: 0-29400

                             INVESTORSBANCORP, INC.
             (Exact name of registrant as specified in its charter)

         Wisconsin                                  39-1854234
       (State or other                      (I.R.S. Employer Identification No.)
jurisdiction of incorporation)

           W239 N1700 Busse Road
            Waukesha, Wisconsin                      53188-1160
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

                     Yes   |X|                No | |

As of May 9, 2003, the Issuer had 990,529 shares of $0.01 par value common stock issued and outstanding.

                             INVESTORSBANCORP, INC.

                                FORM 10-QSB INDEX


PART 1.    FINANCIAL INFORMATION

   Item 1.           Financial Statements

                     Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and
                     December  31,  2002  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

                     Consolidated Statements of Income - For the Three Months
                     Ended March 31, 2003 and 2002 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

                     Consolidated Statements of Changes in Shareholders' Equity - For the
                     Three Months Ended March 31, 2003 and 2002 (Unaudited). . . . . . . . . . . . . . . . . . . . . 5

                     Consolidated Statements of Cash Flows - For the Three Months Ended
                     March 31, 2003 and 2002 (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6

                     Notes to the Consolidated Financial Statements (Unaudited) . . . . . . . . . . . . . . . . . . .7

   Item 2.           Management's Discussion and Analysis of Financial Condition and
                     Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8

   Item 3.           Controls and Procedures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

PART II.             OTHER INFORMATION

   Item 1.           Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

   Item 2.           Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

   Item 3.           Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

   Item 4.           Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . .17

   Item 5            Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

   Item 6.           Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                     Signatures  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            March 31, 2003    December 31, 2002
                                                            --------------    -----------------
                                                             (Unaudited)
ASSETS
Cash and due from banks                                     $   3,522,671      $   2,819,527
Available for sale securities - stated at fair value            1,676,272          1,983,567
Loans, less allowance for loan losses of $2,023,576 and
   $1,986,076 in 2003 and 2002, respectively                  164,043,003        154,516,551
Loans held for sale                                             1,716,250          1,188,075
Premises and equipment, net                                     2,524,158          2,527,165
Cash surrender value of life insurance                          1,204,920          1,134,908
Accrued interest receivable and other assets                    3,768,184          3,570,156
                                                            -------------      -------------
      Total assets                                          $ 178,455,458      $ 167,739,949
                                                            =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Demand                                                   $   8,786,781      $   8,498,777
   Savings and NOW                                             36,102,166         38,249,871
   Other Time                                                  91,093,178         89,192,094
                                                            -------------      -------------
      Total Deposits                                          135,982,125        135,940,742
Federal funds purchased                                         8,450,000          1,475,000
Other borrowings                                               15,950,000         13,600,000
Guaranteed preferred beneficial interest in the
   company's junior subordinated debt                           5,000,000          5,000,000
Accrued interest payable and other liabilities                  1,145,438          1,367,413
                                                            -------------      -------------
      Total Liabilities                                       166,527,563        157,383,155
                                                            -------------      -------------

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares
   authorized, none issued                                             --                 --
Common stock, $0.01 par value; 9,000,000 shares
   authorized, 1,050,000 shares issued                             11,204             10,500
Surplus                                                         8,316,188          7,316,900
Retained earnings                                               4,618,298          4,047,189
Treasury stock, 123,016 shares in 2002 and 110,000
   shares in 2001, respectively, at cost                       (1,017,795)        (1,017,795)
                                                            -------------      -------------
      Total shareholders' equity                               11,927,895         10,356,794
                                                            -------------      -------------

      Total liabilities and shareholders' equity            $ 178,455,458      $ 167,739,949
                                                            =============      =============

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            -------------------------
                                                               2003           2002
                                                            ----------     ----------
INTEREST INCOME:
   Interest and fees on loans                               $2,134,791     $1,888,602
   Interest on investment securities - taxable                  12,930         22,922
   Interest on federal funds sold                                  111            375
                                                            ----------     ----------
      TOTAL INTEREST INCOME                                  2,147,832      1,911,899

INTEREST EXPENSE:
   Interest on deposits                                        654,924        778,607
   Interest on federal funds purchased                          14,387          6,091
   Interest on other borrowings                                 65,487         49,932
   Interest on guaranteed preferred beneficial interest
     in the company's junior subordinated debt                  64,768             --
                                                            ----------     ----------
      TOTAL INTEREST EXPENSE                                   799,566        834,630

   NET INTEREST INCOME BEFORE PROVISION FOR
      LOAN LOSSES                                            1,348,266      1,077,269

Provision for loan losses                                       41,432         93,750
                                                            ----------     ----------
   NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                                            1,306,834        983,519
                                                            ----------     ----------

NONINTEREST INCOME:
   Service fees                                                 49,894         40,949
   Management service fees                                     229,849        261,006
   Gain on sale of loans                                       179,708         73,453
   Increase in cash surrender value of life insurance           16,618          2,346
   Other income                                                 38,661          1,671
                                                            ----------     ----------
      TOTAL NONINTEREST INCOME                                 514,730        379,425
                                                            ----------     ----------

NONINTEREST EXPENSES:

   Salaries                                                    515,068        375,304
   Employee benefits                                           175,994        135,799
   Occupancy                                                    22,347         28,731
   Furniture and equipment expenses                             41,129         32,732
   Data processing services                                     40,162         36,848
   Other expenses                                              157,843        139,567
                                                            ----------     ----------
      TOTAL NONINTEREST EXPENSES                               952,543        748,981
                                                            ----------     ----------

INCOME BEFORE INCOME TAXES                                     869,021        613,963
   Less applicable income taxes                                297,912        212,215
                                                            ----------     ----------

Net income                                                  $  571,109     $  401,748
                                                            ==========     ==========
PER SHARE AMOUNTS:
   BASIC EARNINGS PER SHARE                                 $     0.62     $     0.43
                                                            ==========     ==========
   DILUTED EARNINGS PER SHARE                               $     0.58     $     0.41
                                                            ==========     ==========
   WEIGHTED AVERAGE SHARES
      OUTSTANDING - DILUTED                                    982,218        981,084
                                                            ==========     ==========

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                                                          Total
                                     Common                         Retained         Treasury         Shareholders'
                                     Stock          Surplus         Earnings           Stock              Equity
                                    -------       ----------       ----------       -----------        -----------
BALANCES, December 31, 2001         $10,500       $7,316,900       $2,374,996       $  (810,981)       $ 8,891,415

Net income for
   first three months of 2002            --               --          401,748                --            401,748
                                    -------       ----------       ----------       -----------        -----------

BALANCES, March 31, 2002            $10,500       $7,316,900       $2,776,744       $  (810,981)       $ 9,293,163
                                    =======       ==========       ==========       ===========        ===========

BALANCES, December 31, 2002         $10,500       $7,316,900       $4,047,189       $(1,017,795)       $10,356,794

Net income for
   first three months of 2003            --               --          571,109                --            571,109

Issuance of  70,422 shares
   of common stock                      704          999,288               --                --            999,992
                                    -------       ----------       ----------       -----------        -----------

BALANCES, March 31, 2003            $11,204       $8,316,188       $4,618,298       $(1,017,795)       $11,927,895
                                    =======       ==========       ==========       ===========        ===========

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                      March 31,
                                                           -------------------------------
                                                              2003                 2002
                                                           ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              $    571,109        $   401,748
   Adjustments to reconcile net income to net
      cash flows from operating activities
   Depreciation                                                  19,013             18,640
   Gain on sale of loans                                       (179,708)           (73,453)
   Provision for loan losses                                     41,432             93,750
   Net change in
      Loans due to origination and sale of loans
         held for sale                                         (348,467)          (375,547)
      Accrued interest receivable and other assets             (146,440)            74,113
      Accrued interest payable and other liabilities           (221,975)          (190,714)
                                                           ------------        -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES                       (265,036)           (51,463)
                                                           ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Federal Home Loan Bank stock                    (121,600)                --
   Activity in available for sale securities
      Maturities, prepayments, sales and calls                  307,295          1,214,935
   Net increase in loans                                     (9,567,884)          (666,628)
   Additions to premises and equipment                          (16,006)              (182)
                                                           ------------        -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES                     (9,398,195)           548,125
                                                           ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                           41,383           (831,679)
   Net change in federal funds purchased                      6,975,000           (590,000)
   Proceeds from other borrowings                             2,350,000                 --
   Proceeds from issuance of common stock                       999,992                 --
                                                           ------------        -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES                     10,366,375         (1,421,679)
                                                           ------------        -----------

Net Change in Cash and Cash Equivalents                         703,144           (925,017)
Cash and Cash Equivalents - Beginning of year                 2,819,527          2,004,926
                                                           ------------        -----------

Cash and Cash Equivalents - End of period                  $  3,522,671        $ 1,079,909
                                                           ============        ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES
   Cash paid for interest                                  $    580,603        $   766,908
   Cash paid for income taxes                              $         --        $        --

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


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

NOTE 2.    ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of March 31, 2003 and December 31, 2002 and the results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002 have been made. Such adjustments consisted only of normal recurring items. Operating results for the period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2002 Annual Report on Form 10-KSB. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

NOTE 3.    SUBSEQUENT EVENT

On April 10, 2003, the Company borrowed $5.0 million of subordinated debt through a pool issued by CitiGroup Global Markets Inc. (formerly, Salomon Smith Barney, Inc.). The debt has a ten year term and matures on April 7, 2013. The proceeds from this transaction will be used by the Company for the proposed going private transaction. Interest is payable quarterly and is based on the three month LIBOR rate plus 320 basis points and resets quarterly.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides additional analysis of the financial statements and should be read in conjunction with that information. The discussion focuses on significant factors that affected the Company's earnings for the periods ended March 31, 2003 and 2002. The Bank and its operations contributed substantially all of the revenue and expense during those periods. Included in the operations of the Bank are the activities of its wholly-owned subsidiary, Investors Business Credit, Inc.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

During the quarter ended March 31, 2003, the Company reported net income of $571,000, or $0.58 per share (diluted), as compared to net income of $402,000, or $0.41 per share (diluted), for the quarter ended March 31, 2002. The increase in profitability was primarily attributable to a 26% increase in the earning assets. With mortgage interest rates near historically low levels, there was a 15% increase in mortgage loans during the first quarter of 2003. The Company does not anticipate that this level of residential mortgage loan sales will be sustained throughout the remainder of the year. Average earning assets were $163.37 million for the first quarter of 2003 as compared to $129.34 million for the first quarter of 2002.

Net Interest Income

Net interest income is the difference between interest income, including fees on loans, and interest expense, and is the largest contributing factor to net income for the Company. Net interest income increased $0.27 million when comparing the quarter ended March 31, 2003 to the quarter ended March 31, 2002.

Total interest income increased 13% to $2.15 million for the first quarter of 2003 from $1.91 million for the first quarter of 2002. The increase in interest income was due to an increase in average loans outstanding of $37.04 million when comparing the quarter ended March 31, 2003 to the quarter ended March 31, 2002. Interest and fee income on loans totaled $2.14 million for the three months ended March 31, 2003 and $1.89 million for the three months ended March 31, 2002. Interest earned on investment securities and federal funds sold totaled $13,000 compared to $23,000 for the same periods due to a 63% decrease in the average balances. The majority of interest income on loans is derived from the commercial and commercial real estate loan portfolios which comprised approximately 70% of average outstanding loans at March 31, 2003 and 78% of average outstanding loans at March 31, 2002. While the direction of future interest rates, competition, and other factors may have a significant impact, management anticipates interest income will continue to increase proportionately with the projected growth of the portfolio.

Interest expense decreased 4% to $800,000 for the quarter ended March 31, 2003 from $835,000 for the quarter ended March 31, 2002 due to lower interest rates for money market accounts and time deposits. However, the average balance of the interest bearing liabilities increased 30% in comparing the quarter ended March 31, 2003 to the quarter ended March 31, 2002. The average balance at March 31, 2003 for interest bearing deposits increased $14.40 million and the average balance for other borrowings and federal funds purchased increased by $19.84 million over the same period a year ago in order to fund the Bank's loan growth. Interest expense consists predominantly of interest paid on certificates of deposit, which totaled $786,000 for the first quarter of 2003 and $693,000 for the first quarter of 2002. Interest rate swap income of $242,000 in the first quarter of 2003 and $150,000 in the first quarter of 2002 is used to offset interest expense on certificates of deposit. Interest on deposits also includes interest paid on money market accounts and NOW accounts which totaled $111,000 for the first quarter of 2003 and $236,000 for the first quarter of 2002. Interest expense on other borrowings and federal funds purchased totaled $145,000 compared to $56,000 for the same periods.

As presented in the following schedule, the Company's interest rate spread was 3.16% for the first quarter of 2003 compared to 3.06% for the first quarter of 2002, a 10 basis point increase. The rate paid on total interest bearing liabilities decreased more than the decrease in the yield on earning assets. The yield on average earning assets decreased 66 basis points and the average rate paid on interest bearing liabilities decreased 76 basis points due to decreases in interest rates.


                                      Three Months Ended                                 Three Months Ended
                                        March 31, 2003                                      March 31, 2002
                                      ------------------                                 ------------------
                              Average         Related           Yield           Average         Related          Yield
                              Balance        Interest           Rate            Balance         Interest          Rate
                           ------------    ------------     ------------     ------------     ------------    ------------
Earning Assets:
Federal Funds Sold         $     45,556    $        111             0.99%    $    102,056     $        375            1.49%
Taxable Securities            1,747,045          12,930             3.00%       4,709,813           22,922            1.97%
Loans  (a)(b)               161,575,745       2,134,791             5.36%     124,531,283        1,888,602            6.15%
                           ------------    ------------     ------------     ------------     ------------    ------------
Total Earning Assets       $163,368,346    $  2,147,832             5.33%    $129,343,152     $  1,911,899            5.99%

Interest Bearing
Liabilities:
NOW Accounts               $  3,162,947    $      6,125             0.79%    $  1,912,009     $      6,694            1.42%
Money Market                 33,907,689         105,066             1.26%      48,699,395          228,771            1.91%
Time Deposits                88,651,983         543,733             2.49%      60,713,969          543,142            3.63%
Federal Funds Purchased       3,644,611          14,387             1.60%       1,169,944            6,091            2.11%
Other Borrowings             20,365,000         130,255             2.59%       3,000,000           49,932            6.75%
                           ------------    ------------     ------------     ------------     ------------    ------------
Total Interest Bearing     $149,732,230    $    799,566             2.17%    $115,495,317     $    834,630            2.93%
Liabilities

Interest Spread                            $  1,348,266             3.16%                     $  1,077,269            3.06%

Interest Margin                            $  1,348,266             3.35%                     $  1,077,269            3.38%


Provision for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance increased to $2.02 million as of March 31, 2003 from $1.99 million as of December 31, 2002 due primarily to an increase in total loans and as of March 31, 2003, was approximately 1.2% of total loans, net of residential mortgage loans held for sale on the secondary market. A loan loss provision of $41,000 was expensed in the quarter ended March 31, 2003 as compared to $94,000 during the quarter ended March 31, 2002.

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

The majority of risk in the loan portfolio lies in commercial loans which include commercial real estate loans. Accordingly, the Bank allocated $1.68 million (or 83% of the loan loss reserve total) to these loans, which comprised 70% of the loan portfolio. The Bank also allocated $177,000 (or approximately 9% of the loan loss reserve total) to residential mortgages, which comprised about 28% of the loan portfolio. Approximately $166,000 of the reserve for loan losses is unallocated. The unallocated amount is determined based on management's judgment which considers, among other things, the risk of error in the specific allocations, economic conditions and trends, loan portfolio concentrations, the size of individual credit relationships, regulatory directives and other factors. Continued softness in the industrial manufacturing sector of the economy, in particular, has adversely impacted a number of the Company's commercial loan customers. Management believes it is prudent to maintain a moderate level of unallocated reserves given the weakness in the manufacturing sector and uncertainty in the future direction of the economy. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans totaled $2.90 million and represented 1.7% of the loan portfolio at March 31, 2003. Three commercial loans, secured by real estate, totaling $2.13 million accounted for 74% of the impaired loan total. The gross interest income which would have been recorded during the quarter ended March 31, 2003, had the non-accruing loans been current in accordance with their original terms was $56,000. The amount of interest income from non-accruing loans that was collected and included in net income was $51,000. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

During the quarter ended March 31, 2003, loan charge-offs totaled $5,500 and recoveries totaled $1,500. There were no loan charge-offs or recoveries during the quarter ended March 31, 2002. Management, to the best of its knowledge, is not aware of any other significant loans, group of loans or segments of the portfolio where there are serious doubts as to the ability to repay their debt. While a comprehensive analysis of the allowance for loan losses is somewhat problematic due to the Company's relatively short history, management believes that the allowance was at an adequate level at March 31, 2003 based on the composition of the portfolio as well as regulatory guidelines. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

The following table summarizes the Company's nonperforming loans as of March 31, 2003 and December 31, 2002. The decrease in past due loans from December 31, 2002 to March 31, 2003 was attributable to $0.66 million of matured loans being paid off or refinanced during 2003 and the remaining loan of $0.65 million was transferred to non-accrual loans. One commercial loan was restructured during the quarter ended March 31, 2003.


Nonperforming Loans                                   3/31/2003       12/31/2002
-------------------                                   ---------       ----------
Nonaccrual Loans                                      $2,895,751      $2,093,434
Accruing Loans Past Due 90 Days or More (1)           $       --      $1,310,560
Restructured Loans (2)                                $  664,761      $       --


(1) Loans are generally placed on nonaccrual status when contractually past due 90 days or more, unless management based upon the facts and circumstances does not feel it is necessary to put the specific loan on nonaccrual status.

(2) Loans are considered restructured when the terms are modified due to a deterioration in the financial condition of the borrower.

Non-Interest Income and Expenses

Non-interest income for the quarter ended March 31, 2003 totaled $515,000 as compared to $379,000 for the quarter ended March 31, 2002, a 36% increase. Management service fees were the largest component of non-interest income totaling $230,000 for the quarter ended March 31, 2003 compared to $261,000 for the quarter ended March 31, 2002. The Company charges The Middleton Doll Company, an affiliate of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. The decrease in the fee income is a result of a decrease in Middleton Doll's total loans and leased properties. The gain on sale of loans, which are received from the sale of residential mortgages originated for the secondary market totaled $180,000 for the quarter ended March 31, 2003 compared to $73,000 for the quarter ended March 31, 2002. The refinancing of residential mortgages continued to be strong during the first quarter of 2003, however, the Company does not anticipate that this level of residential mortgage loan sales will be sustained throughout the remainder of the year. Service charges related to deposit accounts increased $9,000, cash surrender value of a keyman life insurance policy increased $14,000, building rental income increased $34,000 due to the building purchase in October of 2002, and other income increased $3,000 over the same period in 2002.

Non-interest expense increased 27% to $953,000 for the three months ended March 31, 2003 as compared to $749,000 for the three months ended March 31, 2002. Salaries and employee benefits totaled $691,000 for the three months ended March 31, 2003 and $511,000 for the three months ended March 31, 2002. These amounts included salaries that were reimbursed through the management service fee noted above. The exercise of stock options during the first quarter of 2003 resulted in a $95,000 increase in salary expense and retirement benefits increased $33,000 when compared to the first quarter of 2002. Other operating expenses, which include occupancy and fixed asset expense, data processing fees, advertising, investor communications, and professional fees were $261,000 compared to $238,000, a 10% increase. Legal expenses relating to ongoing collection efforts regarding commercial loans increased $24,000 over last year.

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

For the quarter ended March 31, 2003, the Company recorded federal and state income tax expense of $298,000 and had a deferred tax asset of $979,000. For the quarter ended March 31, 2002, the Company recorded a federal and state income tax expense of $212,000 and had a deferred tax asset of $850,000. Management believes it is more likely than not that the deferred tax asset will be fully realized. The effective rate for the expense for income taxes for the quarters ended March 31, 2003 and 2002 was 34%.

FINANCIAL CONDITION

The Company reported total assets of $178.46 million as of March 31, 2003 versus $167.74 million as of December 31, 2002, a 6% increase. Cash and due from banks increased to $3.52 million as of March 31, 2003 from $2.82 million at December 31, 2002.

The Company's investment securities portfolio decreased to $1.68 million as of March 31, 2003 from $1.98 million at December 31, 2002 in order to fund loan growth. Investment securities consist of money market mutual fund balances as well as taxable variable rate demand notes secured by irrevocable letters of credit issued by federally insured, domestic financial institutions. Although the notes have a long term maturity structure, the interest rate is adjustable weekly and the holder has the option to liquidate the security at 100% of par value within seven days upon proper notice. The cost value of these notes approximates market value. These instruments provide the Company with ready liquidity to provide for loan funding requirements. Management believes that the investment portfolio is adequately diversified.

As of March 31, 2003, loans were $166.07 million compared to $156.50 million as of December 31, 2002. Residential mortgage loans originated for sale on the secondary market totaled an additional $1.72 million as of March 31, 2003 compared to $1.19 million as of December 31, 2002. Excluding the mortgage loans originated for sale, the allowance for loan losses remained at approximately 1.2% of gross loans, totaling $2.02 million at March 31, 2003 and $1.99 million at year end 2002. In addition to loans outstanding, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Company had gross unfunded loan commitments outstanding totaling $23.67 million as of March 31, 2003.

The following table summarizes the distribution of the Company's loan portfolio expressed in dollar amounts and as a percentage of the total portfolio as of March 31, 2003 and December 31, 2002.

                                      March 31, 2003                December 31, 2002
                              ----------------------------     ----------------------------
                                 Amount          Percent          Amount          Percent
                              ------------    ------------     ------------    ------------
Commercial                    $ 32,516,564           19.58%    $ 28,279,734           18.07%
Real Estate:
   Construction                  9,123,854            5.50%       8,661,420            5.53%
   Commercial                   76,136,084           45.85%      77,072,033           49.25%
   Agricultural                    388,141            0.23%         394,138            0.25%
   Residential                  45,750,744           27.55%      39,905,008           25.50%
Industrial Revenue Bonds
  and Municipals                 1,092,117            0.66%       1,114,434            0.71%
Leasing Finance Receivable         490,739            0.29%         580,850            0.37%
Installment and Consumer           243,336            0.15%         345,010            0.22%
Other                              325,000            0.19%         150,000            0.10%
                              ------------    ------------     ------------    ------------

Total Loans                   $166,066,579          100.00%    $156,502,627          100.00%
                              ============    ============     ============    ============


Other assets at March 31, 2003 totaled $7.50 million compared to $7.23 million at December 31, 2002. Other assets at March 31, 2003 included net building, furniture and equipment of $2.52 million, accrued interest receivable on loans of $905,000, deferred tax assets of $979,000, trust legal and placement fees of $158,000, Federal Home Loan bank stock of $802,000, cash surrender value on a life insurance policy of $1.20 million, fair market value of interest rate swaps of $815,000, and other miscellaneous assets of $109,000.

Total deposits increased to $135.98 million at March 31, 2003 from $135.94 million as of year end 2002. Indexed money market accounts decreased 7% to $32.64 million as of March 31, 2003 from $35.24 million as of December 31, 2002 primarily due to decreases in interest rates. Time certificates of deposit increased slightly to $91.09 million as of March 31, 2003 from $89.19 million as of year end. Time deposits include brokered CDs with terms ranging from six months to five and one-half years and totaled $60.57 million and $57.05 million as of March 31, 2003 and December 31, 2002, respectively. In order for the Company to facilitate continued loan growth, management expects to continue to issue brokered CDs and to competitively price its retail money market and certificate of deposit products. Other deposits as of March 31, 2003 included non-interest bearing accounts totaling $8.79 million and interest bearing checking accounts (NOW accounts) of $3.46 million.

In addition to deposits, the Company periodically borrows funds via its correspondent banking relationships. As of March 31, 2003, the Bank had purchased $8.45 million in federal funds and borrowed $15.95 million from the Federal Home Loan Bank of Chicago. Trust preferred securities debt of $5.0 million was obtained during 2002.

Other liabilities decreased to $1.15 million as of March 31, 2003 from $1.37 million at December 31, 2002. Other liabilities as of March 31, 2003, consisted primarily of accrued interest payable of $816,000, accrued income taxes of $200,000, accrued expenses payable of $94,000, and other miscellaneous liabilities of $36,000.

CAPITAL RESOURCES

Capital ratios applicable to the Bank and the Company at March 31, 2003 and December 31, 2002 were as follows:

                                         Total Capital to                Tier I Capital to                 Tier I Capital to
                                       Risk Weighted Assets             Risk Weighted Assets                 Average Assets
                                   ----------------------------     ----------------------------     -----------------------------
Regulatory Capital
Requirements:
   Minimum at 3/31/03              $12,256,895             8.0%     $ 6,128,448             4.0%     $ 6,817,683             4.0%
   Well-capitalized at 3/31/03     $15,321,119            10.0%     $ 9,192,671             6.0%     $ 8,522,104             5.0%

At March 31, 2003
   Bank                            $17,319,714            11.3%     $15,405,961            10.1%     $15,405,961             9.1%
   Company                         $18,844,373            12.3%     $15,903,859            10.4%     $15,903,859             9.3%

At December 31, 2002
   Bank                            $16,614,979            11.3%     $14,779,437            10.1%     $14,779,437             9.0%
   Company                         $17,197,472            11.7%     $13,809,057             9.4%     $13,809,057             8.4%


Management intends to maintain capital levels in excess of minimums established by the regulatory authorities. The Company exceeds all regulatory requirements regarding the maintenance of capital and was categorized as "well capitalized" under the regulatory framework for capital adequacy as of March 31, 2003 and December 31, 2002.

The Company expects that all earnings will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future.

Liquidity

The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, accommodate possible deposit withdrawals, and take advantage of interest rate market opportunities in a cost effective manner. Although primary sources of funds are deposits and repayments of loan principal, the Company also maintains a significant level of liquid assets to provide for potential funding needs. In addition to cash balances as of March 31, 2003, the Company held $1.68 million of marketable securities and $1.72 million of residential mortgage loans originated and intended for sale in the secondary market. Should an immediate need for funds arise, these assets may be readily liquidated with nominal risk of principal loss.

Additionally, the Company has access to various off-balance sheet sources of funds. Currently, the Company has correspondent banking relationships with three institutions which collectively have approved federal funds lines for the Bank totaling $13.0 million, of which $8.45 million was outstanding at March 31, 2003. The Company also has the ability to sell loan participations to correspondents and affiliates. Further, the Company has the ability to acquire funds via the brokered certificate of deposit market. Management has periodically issued certificates of deposit through approved brokers as market conditions dictate to fill funding gaps. The Bank has been approved with the Federal Reserve Bank of Chicago to borrow funds from the Discount Window on a secured basis. This will allow the Bank to borrow up to $10 million on a short-term basis in the event of an unexpected liquidity shortfall. The actual amount the Bank will be able to borrow will depend on total capital and on the amount of assets the Bank will pledge. Currently, the Bank has pledged enough assets to borrow up to $10 million. In 2002, the Bank became a member of the Federal Home Loan Bank of Chicago ("FHLB of Chicago") and as of March 31, 2003, the Bank had purchased $801,600 worth of FHLB of Chicago stock. The stock, along with the loans that were pledged at March 31, 2003, allowed the Bank to borrow up to approximately $18.2 million from the FHLB of Chicago of which $15.95 million was outstanding at March 31, 2003. Management believes that current liquidity levels are sufficient to meet anticipated loan demand as well as to absorb potential deposit withdrawals.

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

In the normal course of business, the Bank engages in off-balance sheet activity to hedge interest rate risk. As of March 31, 2003, the Company had eight interest rate swap agreements outstanding with a notional value totaling $51.0 million structured as a hedge of specific fixed-rate deposits whose terms approximate the terms of the swap agreement. The swap agreements are structured so that the Company receives a fixed interest rate and pays a variable rate based upon LIBOR. These instruments allow management to more closely balance the repricing opportunities of the Company's assets and liabilities and thereby, reduces potential interest rate risk exposure. Although swaps reduce interest rate risk, the potential for profit or loss on interest rate swaps still exists depending upon fluctuations in interest rates. The Company's interest rate swaps are classified as fair value hedges with a fair market value of $815,000 at March 31, 2003.

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

                                   SCHEDULE 1
          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                             AVERAGE BALANCE SHEETS

                                          For Three Months Ended    For Year Ended
                                              March 31, 2003       December 31, 2002
                                              -------------        -----------------
Cash and Due From Banks                       $   2,021,084            $   2,096,129
Federal Funds Sold                                   45,556                  230,959
Investment Securities (Taxable)                   1,747,045                3,027,752
Loans:
   Commercial                                    30,526,162               35,246,287
   Commercial Real Estate                        82,732,036               70,416,856
   Residential Real Estate                       46,365,474               30,884,950
   Industrial Revenue Bonds                       1,101,133                1,153,572
   Leases                                           539,049                  757,498
   Installment and Consumer                         311,891                  302,830
                                              -------------            -------------
      Total Loans                               161,575,745              138,761,993
   Less:  Allowance for Loan Losses              (1,998,849)              (2,016,798)
                                              -------------            -------------
      Net Loans                                 159,576,896              136,745,195
Fixed Assets                                      2,531,101                  564,068
Other Assets                                      4,513,301                2,816,959
                                              -------------            -------------
      Total Assets                            $ 170,434,983            $ 145,481,062
                                              =============            =============

Demand Deposits                               $   8,342,277            $   6,859,043
Interest Bearing Deposits
   NOW                                            3,162,947                2,003,988
   Money Market                                  33,907,689               42,388,186
   Time Deposits                                 88,651,983               73,501,313
                                              -------------            -------------
      Total Deposits                            134,064,896              124,752,530
Federal Funds Purchased                           3,644,611                2,195,301
Other Borrowings                                 20,365,000                7,369,042
Other Liabilities                                 1,541,518                1,422,930
                                              -------------            -------------
      Total Liabilities                         159,616,025              135,739,803
Equity Capital                                   10,818,958                9,741,259
                                              -------------            -------------
      Total Liabilities and Capital           $ 170,434,983            $ 145,481,062
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

           None.

Item 5.    OTHER INFORMATION

           None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

            (a)   List of Exhibits

                  10    Indenture by and between InvestorsBancorp, Inc., and
                        Wilmington Trust Company, as Trustee dated April 10,
                        2003.
                  11    Statement Regarding Computation of Per Share Earnings
                  99.1  Chief Executive Officer Certification
                  99.2  Chief Accounting Officer Certification

            (b)   Reports on Form 8-K

                  A report on Form 8-K was filed on March 26, 2003, under Item 5, which reported the Company's participation in a private offering of subordinated debt securities and the execution of an agreement and plan of merger with a wholly-owned subsidiary providing for a transaction which will have the effect of causing the Company's stock to be de-registered from the Securities and Exchange Act of 1934, as amended.

                  A report on Form 8-K was filed on May 2, 2003, under Item 12, which reported the Company's financial results for the quarterly period ended on March 31, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                           INVESTORSBANCORP, INC.
                                           (Registrant)

Date: May 9, 2003                          /s/ George R. Schonath
                                           ----------------------
                                           George R. Schonath
                                           Chief Executive Officer


Date: May 9, 2003                          /s/ Susan J. Hauke
                                           ------------------
                                           Susan J. Hauke
                                           Vice President Finance and
                                           Chief Accounting Officer

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


Date:      May 9, 2003                     /s/ George R. Schonath
                                           ----------------------
                                           George R. Schonath
                                           Chief Executive Officer

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


Date:      May 9, 2003                     /s/ Susan J. Hauke
                                           ------------------
                                           Susan J. Hauke
                                           Vice President Finance and
                                           Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------

          Exhibit No.   Description

              10 Indenture by and between InvestorsBancorp, Inc., and Wilmington Trust Company, as Trustee dated April 10, 2003.

              11        Statement Regarding Computation of Per Share Earnings

              99.1      Chief Executive Officer Certification

              99.2      Chief Accounting Officer Certification