Form 10QSB/A
period 2003-03-31
INVESTORSBANCORP INC
filed 2003-05-16
CIK 1039454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

                                Amendment no. 1
|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

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




                             Explanatory Statement

     The Issuer hereby amends its Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003 to amend the disclosure of the number of issued and outstanding shares and number of treasury shares as presented on the Registrant's Consolidated Balance Sheets as of March 31, 2003 on page 3.

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
                                                            =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Demand                                                   $   8,786,781      $   8,498,777
   Savings and NOW                                             36,102,166         38,249,871
   Other Time                                                  91,093,178         89,192,094
                                                            -------------      -------------
      Total Deposits                                          135,982,125        135,940,742
Federal funds purchased                                         8,450,000          1,475,000
Other borrowings                                               15,950,000         13,600,000
Guaranteed preferred beneficial interest in the
   company's junior subordinated debt                           5,000,000          5,000,000
Accrued interest payable and other liabilities                  1,145,438          1,367,413
                                                            -------------      -------------
      Total Liabilities                                       166,527,563        157,383,155
                                                            -------------      -------------

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares
   authorized, none issued                                             --                 --
Common stock, $0.01 par value; 9,000,000 shares
   authorized, 1,120,422 shares issued in 2003 and
   1,050,000 shares issued in 2002                                 11,204             10,500
Surplus                                                         8,316,188          7,316,900
Retained earnings                                               4,618,298          4,047,189
Treasury stock, 126,235 shares, at cost                        (1,017,795)        (1,017,795)
                                                            -------------      -------------
      Total shareholders' equity                               11,927,895         10,356,794
                                                            -------------      -------------

      Total liabilities and shareholders' equity            $ 178,455,458      $ 167,739,949
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

                                           INVESTORSBANCORP, INC.
                                           (Registrant)

Date: May 16, 2003                          /s/ George R. Schonath
                                           ----------------------
                                           George R. Schonath
                                           Chief Executive Officer


Date: May 16, 2003                          /s/ Susan J. Hauke
                                           ------------------
                                           Susan J. Hauke
                                           Vice President Finance and
                                           Chief Accounting Officer

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


Date:      May 16, 2003                    /s/ George R. Schonath
                                           ----------------------
                                           George R. Schonath
                                           Chief Executive Officer

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


Date:      May 16, 2003                    /s/ Susan J. Hauke
                                           ------------------
                                           Susan J. Hauke
                                           Vice President Finance and
                                           Chief Accounting Officer

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