Form 10QSB
period 2003-06-30
INVESTORSBANCORP INC
filed 2003-08-13
CIK 1039454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003
                                                -------------

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

As of August 13, 2003, the Issuer had 990,529 shares of $0.01 par value common stock issued and outstanding.

                             INVESTORSBANCORP, INC.

                               FORM 10-QSB INDEX


PART 1.           FINANCIAL INFORMATION

   Item 1.        Financial Statements

                  Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and
                  December 31, 2002 ......................................................................3

                  Consolidated Statements of Income - For the Three Months and Six Months
                  Ended June 30, 2003 and 2002 (Unaudited) ...............................................4

                  Consolidated Statements of Changes in Shareholders' Equity - For the
                  Six Months Ended June 30, 2003 and 2002 (Unaudited). ...................................5

                  Consolidated Statements of Cash Flows - For the Six Months Ended
                  June 30, 2003 and 2002 (Unaudited) .....................................................6

                  Notes to the Consolidated Financial Statements (Unaudited) .............................7

   Item 2.        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ..................................................................8

   Item 3.        Controls and Procedures ...............................................................19

PART II.          OTHER INFORMATION

   Item 1.        Legal Proceedings .....................................................................21

   Item 2.        Changes in Securities and Use of Proceeds .............................................21

   Item 3.        Defaults Upon Senior Securities .......................................................21

   Item 4.        Submission of Matters to a Vote of Security Holders ...................................21

   Item 5         Other Information .....................................................................21

   Item 6.        Exhibits and Reports on Form 8-K ......................................................21

                  Signatures ............................................................................22

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                         JUNE 30, 2003           DECEMBER 31, 2002
                                                                       ------------------        ------------------
                                                                           (UNAUDITED)
ASSETS
------
Cash and due from banks                                                $        2,426,290        $        2,819,527
Available for sale securities - stated at fair value                            3,000,004                 1,983,567
Loans, less allowance for loan losses of $2,025,145 and
   $1,986,076 in 2003 and 2002, respectively                                  161,625,975               154,516,551
Loans held for sale                                                             2,567,650                 1,188,075
Premises and equipment, net                                                     2,493,428                 2,527,165
Cash surrender value of life insurance                                          1,825,409                 1,134,908
Accrued interest receivable and other assets                                    3,347,801                 3,570,156
                                                                       ------------------        ------------------
      TOTAL ASSETS                                                     $      177,286,557        $      167,739,949
                                                                       ==================        ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Deposits:
   Demand                                                              $        6,801,313        $        8,498,777
   Savings and NOW                                                             33,566,640                38,249,871
   Other Time                                                                  91,658,785                89,192,094
                                                                       ------------------        ------------------
      Total Deposits                                                          132,026,738               135,940,742
Federal funds purchased                                                         3,700,000                 1,475,000
Federal Home Loan Bank borrowings                                              18,200,000                13,600,000
Subordinated debt                                                               5,000,000                         -
Guaranteed preferred beneficial interest in the
   company's junior subordinated debt                                           5,000,000                 5,000,000
Accrued interest payable and other liabilities                                    657,845                 1,367,413
                                                                       ------------------        ------------------
      TOTAL LIABILITIES                                                       164,584,583               157,383,155
                                                                       ------------------        ------------------

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares
   authorized, none issued                                                              -                         -
Common stock, $0.01 par value; 9,000,000 shares
   authorized, 1,120,422 shares issued in 2003 and
   1,050,000 shares issued in 2002                                                 11,204                    10,500
Surplus                                                                         8,316,188                 7,316,900
Retained earnings                                                               5,444,321                 4,047,189
Treasury stock, 129,893 shares, at cost                                        (1,069,739)               (1,017,795)
                                                                       ------------------        ------------------
      TOTAL SHAREHOLDERS' EQUITY                                               12,701,974                10,356,794
                                                                       ------------------        ------------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $      177,286,557        $      167,739,949
                                                                       ==================        ==================

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                     ------------------                ----------------
                                                                           JUNE 30,                        JUNE 30,
                                                                           --------                        --------
                                                                    2003             2002            2003             2002
                                                              ---------------  ---------------  ---------------  ---------------
INTEREST INCOME:
   Interest and fees on loans                                 $     2,240,638  $     1,973,824  $     4,375,429  $     3,862,426
   Interest on investment securities - taxable                         22,829           18,725           35,759           41,647
   Interest on federal funds sold                                           3              817              114            1,192
                                                              ---------------  ---------------  ---------------  ---------------
      TOTAL INTEREST INCOME                                         2,263,470        1,993,366        4,411,302        3,905,265

INTEREST EXPENSE:
   Interest on deposits                                               606,038          806,524        1,260,962        1,585,131
   Interest on federal funds purchased                                 18,736            8,817           33,123           14,908
   Interest on Federal Home Loan Bank borrowings                       70,742                -          136,229                -
   Interest on company's subordinated debt                             51,136           48,267           51,136           98,199
   Interest on guaranteed preferred beneficial interest
     in the company's junior subordinated debt                         65,062            3,156          129,830            3,156
                                                              ---------------  ---------------  ---------------  ---------------
      TOTAL INTEREST EXPENSE                                          811,714          866,764        1,611,280        1,701,394

   NET INTEREST INCOME BEFORE PROVISION FOR
      LOAN LOSSES                                                   1,451,756        1,126,602        2,800,022        2,203,871

Provision for loan losses                                                   -           93,750           41,432          187,500
                                                              ---------------  ---------------  ---------------  ---------------
   NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                                                   1,451,756        1,032,852        2,758,590        2,016,371
                                                              ---------------  ---------------  ---------------  ---------------

NONINTEREST INCOME:
   Service fees                                                        44,308           41,277           94,202           82,226
   Management service fees                                            221,428          250,273          451,277          511,279
   Gain on sale of loans                                              236,603          115,054          416,311          188,507
   Increase in cash surrender value of life insurance                  22,679           23,396           39,297           25,742
   Other income                                                        34,746              495           73,407            2,166
                                                              ---------------  ---------------  ---------------  ---------------
      TOTAL NONINTEREST INCOME                                        559,764          430,495        1,074,494          809,920
                                                              ---------------  ---------------  ---------------  ---------------

NONINTEREST EXPENSES:
   Salaries                                                           359,302          430,351          874,370          805,655
   Employee benefits                                                  110,703          182,303          286,697          318,102
   Occupancy                                                           32,881           25,480           55,228           54,211
   Furniture and equipment expenses                                    38,880           35,096           80,009           67,828
   Data processing services                                            36,006           36,921           76,168           73,769
   Other expenses                                                     159,526          146,915          317,369          286,482
                                                              ---------------  ---------------  ---------------  ---------------
      TOTAL NONINTEREST EXPENSES                                      737,298          857,066        1,689,841        1,606,047
                                                              ---------------  ---------------  ---------------  ---------------

INCOME BEFORE INCOME TAXES                                          1,274,222          606,281        2,143,243        1,220,244
   Less applicable income taxes                                       448,199          207,526          746,111          419,741
                                                              ---------------  ---------------  ---------------  ---------------

NET INCOME                                                    $       826,023  $       398,755  $     1,397,132  $       800,503
                                                              ===============  ===============  ===============  ===============

PER SHARE AMOUNTS:
   BASIC EARNINGS PER SHARE                                   $          0.83  $          0.42  $          1.46  $          0.85
                                                              ===============  ===============  ===============  ===============
   DILUTED EARNINGS PER SHARE                                 $          0.79  $          0.40  $          1.38  $          0.81
                                                              ===============  ===============  ===============  ===============
   WEIGHTED AVERAGE SHARES
      OUTSTANDING - DILUTED                                         1,043,302          988,821        1,013,390          984,793
                                                              ===============  ===============  ===============  ===============

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                                       TOTAL
                                            COMMON                               RETAINED         TREASURY         SHAREHOLDERS'
                                             STOCK          SURPLUS              EARNINGS           STOCK              EQUITY
                                             -----          -------              --------           -----              ------
BALANCES, December 31, 2001              $     10,500      $  7,316,900      $  2,374,996      $   (810,981)      $  8,891,415

Net income for
   first six months of 2002                         -                 -           800,503                 -            800,503
                                         ------------      ------------      ------------      ------------       ------------

BALANCES, June 30, 2002                  $     10,500      $  7,316,900      $  3,175,499      $   (810,981)      $  9,691,918
                                         ============      ============      ============      ============       ============


BALANCES, December 31, 2002              $     10,500      $  7,316,900      $  4,047,189      $ (1,017,795)      $ 10,356,794

Net income for
   first six months of 2003                         -                 -         1,397,132                 -          1,397,132

Issuance of 70,422 shares
   of common stock                                704           999,288                 -                 -            999,992

Purchase of 3,658 shares
   of treasury stock                                -                 -                 -           (51,944)           (51,944)
                                         ------------      ------------      ------------      ------------       ------------

BALANCES, June 30, 2003                  $     11,204      $  8,316,188      $  5,444,321      $ (1,069,739)      $ 12,701,974
                                         ============      ============      ============      ============       ============

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                            ----------------
                                                                                                 JUNE 30,
                                                                                                 --------
                                                                                      2003                     2002
                                                                                      ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  $       1,397,132        $         800,503
   Adjustments to reconcile net income to net
      cash flows from operating activities
   Depreciation                                                                           52,878                   37,645
   Gain on sale of loans                                                                (416,311)                (188,507)
   Provision for loan losses                                                              41,432                  187,500
   Net change in
      Loans due to origination and sale of loans
         held for sale                                                                  (963,264)                  49,707
      Accrued interest receivable and other assets                                      (225,746)                (855,134)
      Accrued interest payable and other liabilities                                    (709,568)                   3,254
                                                                               -----------------        -----------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                                (823,447)                  34,968
                                                                               -----------------        -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Federal Home Loan Bank stock                                             (242,400)                       -
   Activity in available for sale securities
      Maturities, prepayments, sales and calls                                        (1,016,437)               2,917,273
   Net increase in loans                                                              (7,150,856)              (8,387,991)
   Additions to premises and equipment                                                   (19,141)                 (13,084)
                                                                               -----------------        -----------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                                              (8,428,834)              (5,483,802)
                                                                               -----------------        -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                (3,914,004)               1,290,712
   Net change in federal funds purchased                                               2,225,000                2,185,000
   Net change in Federal Home Loan Bank borrowings                                     4,600,000                        -
   Proceeds from (pay off from) subordinated debt                                      5,000,000               (3,000,000)
   Proceeds from issuance of trust preferred securities                                        -                5,000,000
   Proceeds from issuance of common stock                                                999,992                        -
   Purchase of treasury stock                                                            (51,944)                       -
                                                                               -----------------        -----------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                               8,859,044                5,475,712
                                                                               -----------------        -----------------

Net Change in Cash and Cash Equivalents                                                 (393,237)                  26,878
Cash and Cash Equivalents - Beginning of year                                          2,819,527                2,004,926
                                                                               -----------------        -----------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $       2,426,290        $       2,031,804
                                                                               =================        =================

SUPPLEMENTAL CASH FLOW DISCLOSURES
   Cash paid for interest                                                      $       1,472,356        $       1,581,993
   Cash paid for income taxes                                                  $         664,700        $         354,500

                     INVESTORSBANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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


NOTE 2. ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position as of June 30, 2003 and December 31, 2002 and the results of operations for the six months and three months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002 have been made. Such adjustments consisted only of normal recurring items. Operating results for the periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2002 Annual Report on Form 10-KSB. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Principles of Consolidation - The consolidated financial statements as of and for the period presented include the accounts of the Company, the Trust, and the Bank. The accounts of the Bank also include the accounts of its wholly-owned subsidiary, Investors Business Credit, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

FASB Interpretation 45; Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and FASB Interpretation 46; Consolidation of Variable Interest Entities does not apply to the Company.

Certain 2003 and 2002 amounts have been reclassified to conform with the 2003 presentation. The reclassifications have no effect on reported amount of net income or equity.


NOTE 3.  OTHER BORROWINGS

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides additional analysis of the financial statements and should be read in conjunction with that information. The discussion focuses on significant factors that affected the Company's earnings for the periods ended June 30, 2003 and 2002. The Bank and its operations contributed substantially all of the revenue and expense during those periods. Included in the operations of the Bank are the activities of its wholly-owned subsidiary, Investors Business Credit, Inc.


Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

For the quarter ended June 30, 2003, the Company reported net income of $826,000, or $0.79 per share (diluted), as compared to net income of $399,000, or $0.40 per share (diluted), for the quarter ended June 30, 2002. The increase in profitability was primarily attributable to a 27% increase in the earning assets when comparing the two quarters. Average earning assets were $169.15 million for the second quarter of 2003 as compared to $133.70 million for the second quarter of 2002. With mortgage interest rates continuing to be at historically low levels, mortgage loans outstanding increased $5.09 million during the second quarter of 2003. The Company does not anticipate that this level of residential mortgage loan activity will be sustained throughout the remainder of the year.

Net Interest Income

Net interest income is the difference between interest income, including fees on loans, and interest expense, and is the largest contributing factor to net income for the Company. Net interest income increased $0.33 million when comparing the quarter ended June 30, 2003 to the quarter ended June 30, 2002.

Total interest income increased 14% to $2.26 million for the second quarter of 2003 from $1.99 million for the second quarter of 2002. The increase in interest income was due to an increase in average loans outstanding of $36.38 million when comparing the quarter ended June 30, 2003 to the quarter ended June 30, 2002. Interest and fee income on loans totaled $2.24 million for the three months ended June 30, 2003 and $1.97 million for the three months ended June 30, 2002. Interest earned on investment securities and federal funds sold totaled $23,000 compared to $20,000 for the same periods. The majority of interest income on loans is derived from the commercial and commercial real estate loan portfolios which comprised approximately 70% of average outstanding loans at June 30, 2003 and 80% of average outstanding loans at June 30, 2002. While the direction of future interest rates, competition, and other factors may have a significant impact, management anticipates interest income will continue to increase proportionately with the projected growth of the portfolio.

Interest expense decreased 6% to $812,000 for the quarter ended June 30, 2003 from $867,000 for the quarter ended June 30, 2002 due to lower interest rates for money market accounts and time deposits. However, the average balance of the interest bearing liabilities increased 32% in comparing the quarter ended June 30, 2003 to the quarter ended June 30, 2002. The average balance at June 30, 2003 for interest bearing deposits increased $11.25 million over the same period a year ago. In order to fund loan growth, the Bank increased the average balance of other borrowings and federal funds purchased by $28.60 million over the same period last year. Interest expense consists predominantly of interest paid on certificates of deposit, which totaled $0.77 million for the second quarter of 2003 and $0.72 million for the second quarter of 2002. Interest rate swap income of $0.26 million in the second quarter of 2003 and $0.12 million in the second quarter of 2002 was used to offset interest expense on the certificates of deposit. Interest expense on money market accounts and NOW accounts totaled $97,000 for the second quarter of 2003 and $203,000 for the second quarter of 2002. Interest expense on other borrowings and federal funds purchased totaled $206,000 compared to $60,000 for the same periods.

As presented in the following schedule, the Company's interest rate spread was 3.30% for the second quarter of 2003 compared to 3.07% for the second quarter of 2002, a 23 basis point increase. The rate paid on total interest bearing liabilities decreased more than the decrease in the yield on earning assets. The yield on average earning assets decreased 61 basis points and the average rate paid on interest bearing liabilities decreased 84 basis points due to decreases in interest rates.

                                            THREE MONTHS ENDED                              THREE MONTHS ENDED
                                              JUNE 30, 2003                                    JUNE 30, 2002
                                              -------------                                    -------------
                                  AVERAGE           RELATED         YIELD         AVERAGE           RELATED         YIELD
                                  BALANCE           INTEREST         RATE         BALANCE           INTEREST         RATE
                              ---------------    -------------     --------    -------------      -----------      --------
Earning Assets:
Federal Funds Sold            $         1,374   $             3       0.88%   $       225,165    $           817      1.46%
Taxable Securities                  2,802,769            22,829       3.27%         3,504,749             18,725      2.14%
Loans  (a)(b)                     166,344,157         2,240,638       5.40%       129,968,190          1,973,824      6.09%
                              ---------------   ---------------    -------    ---------------    ---------------   -------
Total Earning Assets          $   169,148,300   $     2,263,470       5.37%   $   133,698,104    $     1,993,366      5.98%


Interest Bearing
Liabilities:
NOW Accounts                  $     3,332,538   $         5,958       0.72%   $     1,924,496    $         6,333      1.32%
Money Market                       31,732,952            91,196       1.15%        43,765,721            196,849      1.80%
Time Deposits                      90,768,686           508,884       2.25%        68,894,774            603,342      3.51%
Federal Funds Purchased             4,580,330            18,736       1.64%         1,777,418              8,817      1.99%
Other Borrowings                   27,090,110           186,940       2.77%         3,087,912             51,423      6.68%
                              ---------------   ---------------    -------    ---------------    ---------------   -------
Total Interest Bearing        $   157,504,616   $       811,714       2.07%   $   119,450,321    $       866,764      2.91%
Liabilities

Interest Spread                                 $     1,451,756       3.30%                      $     1,126,602      3.07%

Interest Margin                                 $     1,451,756       3.44%                      $     1,126,602      3.38%

Provision for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance increased to $2.02 million as of June 30, 2003 from $1.99 million as of December 31, 2002 due primarily to an increase in total loans. As of June 30, 2003, the allowance was approximately 1.2% of total loans, net of residential mortgage loans held for sale on the secondary market. No loan loss provision was expensed in the quarter ended June 30, 2003 as compared to $94,000 during the quarter ended June 30, 2002.

The Bank has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. At the present time, management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, should the commercial economic climate continue to be depressed, certain borrowers may experience difficulty and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

The majority of risk in the loan portfolio lies in commercial loans which include commercial real estate loans. Accordingly, the Bank allocated $1.60 million (or 79% of the loan loss reserve total) to these loans, which comprised 70% of the loan portfolio. The Bank also allocated $180,000 (or approximately 9% of the loan loss reserve total) to residential mortgages, which comprised about 30% of the loan portfolio. Approximately $247,000 of the reserve for loan losses is unallocated. The unallocated amount is determined based on management's judgment which considers, among other things, the risk of error in the specific allocations, economic conditions and trends, loan portfolio concentrations, the size of individual credit relationships, regulatory directives and other factors. Continued softness in the industrial manufacturing sector of the economy, in particular, has adversely impacted a number of the Company's commercial loan customers. Management believes it is prudent to maintain a moderate level of unallocated reserves given the weakness in the manufacturing sector and uncertainty in the future direction of the economy. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans totaled $3.26 million and represented 2.0% of the loan portfolio at June 30, 2003. Four commercial loans, secured by real estate, totaling $2.75 million accounted for 84% of the impaired loan total. The gross interest income which would have been recorded during the quarter ended June 30, 2003, had the non-accruing loans been current in accordance with their original terms, was $75,000. The amount of interest income from non-accruing loans that was collected and included in net income was $51,000. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

During the quarter ended June 30, 2003, there were no loan charge-offs and recoveries totaled $1,500. There were no loan charge-offs or recoveries during the quarter ended June 30, 2002. Management, to the best of its knowledge, is not aware of any other significant loans, group of loans or segments of the portfolio where there are serious doubts as to the ability to repay their debt. While a comprehensive analysis of the allowance for loan losses is somewhat limited due to the Company's relatively short history, management believes that the allowance was at an adequate level at June 30, 2003 based on the composition of the portfolio as well as regulatory guidelines. Management recognizes there are significant estimates in the process and losses could be significantly different from those currently estimated.

The following table summarizes the Company's nonperforming loans as of June 30, 2003 and December 31, 2002. The increase in non-accrual loans from December 31, 2002, to June 30, 2003, was attributable to three commercial real estate loans totaling $1.56 million being transferred to non-accrual status. Loans totaling $0.39 million were transferred to accrual status or paid off. The decrease in past due accruing loans from December 31, 2002 to June 30, 2003 was attributable to $0.66 million of matured loans being paid off or refinanced during 2003 and the remaining loan of $0.65 million was transferred to non-accrual status. One commercial loan was restructured during 2003.

NONPERFORMING LOANS                                        6/30/2003          12/31/2002
-------------------                                        ---------          ----------
Nonaccrual Loans                                           $ 3,255,625        $ 2,093,434
Accruing Loans Past Due 90 Days or More (1)                $         -        $ 1,310,560
Restructured Loans (2)                                     $   644,351        $         -

   (1) Loans are generally placed on nonaccrual status when contractually past due 90 days or more, unless management based upon the facts and circumstances does not feel it is necessary to put the specific loan on nonaccrual status.

   (2) Loans are considered restructured when the terms are modified due to a deterioration in the financial condition of the borrower.


Non-Interest Income and Expenses

Non-interest income for the quarter ended June 30, 2003 totaled $560,000 as compared to $430,000 for the quarter ended June 30, 2002, a 30% increase. The gain on sale of loans was the largest component of non-interest income. The gain resulted from the sale of residential mortgages originated for the secondary market and totaled $237,000 for the quarter ended June 30, 2003 compared to $115,000 for the quarter ended June 30, 2002. The refinancing of residential mortgages continued to be strong during the second quarter of 2003, however, the Company does not anticipate that this level of residential mortgage loan sales is sustainable throughout the remainder of the year. Management service fees totaled $221,000 for the quarter ended June 30, 2003 compared to $250,000 for the quarter ended June 30, 2002. The Company charges The Middleton Doll Company, an affiliate of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. The decrease in the fee income is a result of a decrease in Middleton Doll's total loans and leased properties. Service charges related to deposit accounts increased $3,000 and building rental income increased $34,000 due to the building purchase in October of 2002.

Non-interest expense decreased 14% to $737,000 for the three months ended June 30, 2003 as compared to $857,000 for the three months ended June 30, 2002. Salaries and employee benefits totaled $470,000 for the three months ended June 30, 2003 and $613,000 for the three months ended June 30, 2002. The decrease is the result of a reduction in salary for an officer during the quarter ended June 30, 2003. These amounts included salaries that were reimbursed through the management service fee noted above. Other operating expenses, which include occupancy and fixed asset expense, data processing fees, advertising, investor communications, and professional fees were $267,000 compared to $244,000, a 9% increase. Legal expenses relating to ongoing collection efforts regarding commercial loans increased $28,000 over last year.

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

For the quarter ended June 30, 2003, the Company recorded federal and state income tax expense of $448,000 and had a deferred tax asset of $979,000. For the quarter ended June 30, 2002, the Company recorded a federal and state income tax expense of $208,000 and had a deferred tax asset of $850,000. The effective rate for the income tax expense was 35% and 34% for the quarters ended June 30, 2003 and June 30, 2002, respectively.


Results of Operations

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

For the six months ended June 30, 2003, the Company reported net income of $1.40 million, or $1.38 per share (diluted), as compared to net income of $801,000, or $0.81 per share (diluted), for the six months ended June 30,

2002. The increase in profitability was primarily attributable to a 26% increase in the earning assets when comparing the two periods. Average earning assets were $166.27 million for the first six months of 2003 as compared to $131.53 million for the first six months of 2002. With mortgage interest rates continuing to be at historically low levels, mortgage loans outstanding increased $10.93 million during the first six months of 2003. The Company does not anticipate that this level of residential mortgage loan activity will be sustained throughout the remainder of the year.

Net Interest Income

Net interest income is the difference between interest income, including fees on loans, and interest expense, and is the largest contributing factor to net income for the Company. Net interest income increased $0.60 million when comparing the six months ended June 30, 2003 to the six months ended June 30, 2002.

Total interest income increased 13% to $4.41 million for the first six months of 2003 from $3.91 million for the first six months of 2002. The increase in interest income was due to an increase in average loans outstanding of $36.71 million when comparing the six months ended June 30, 2003 to the six months ended June 30, 2002. Interest and fee income on loans totaled $4.38 million for the six months ended June 30, 2003 and $3.86 million for the six months ended June 30, 2002. Interest earned on investment securities and federal funds sold totaled $36,000 compared to $43,000 for the same periods due to a 46% decrease in the average balance between the two periods. The majority of interest income on loans is derived from the commercial and commercial real estate loan portfolios which comprised approximately 70% of average outstanding loans at June 30, 2003 and 80% of average outstanding loans at June 30, 2002. While the direction of future interest rates, competition, and other factors may have a significant impact, management anticipates interest income will continue to increase proportionately with the projected growth of the portfolio.

Interest expense decreased 5% to $1.61 million for the six months ended June 30, 2003 from $1.70 million for the six months ended June 30, 2002 due to lower interest rates for money market accounts and time deposits. However, the average balance of the interest bearing liabilities increased 31% in comparing the six months ended June 30, 2003 to the six months ended June 30, 2002. The average balance at June 30, 2003 for interest bearing deposits increased $12.79 million over the same period a year ago. In order to fund loan growth, the Bank increased the average balance of other borrowings and federal funds purchased by $23.34 million over the same period last year. Interest expense consists predominantly of interest paid on certificates of deposit, which totaled $1.55 million for the first six months of 2003 and $1.42 million for the first six months of 2002. Interest rate swap income of $0.50 million in the first six months of 2003 and $0.27 million in the first six months of 2002 was used to offset interest expense on certificates of deposit. Interest on deposits also includes interest paid on money market accounts and NOW accounts which totaled $208,000 for the first six months of 2003 and $439,000 for the first six months of 2002. Interest expense on other borrowings and federal funds purchased totaled $350,000 compared to $116,000 for the same periods.

As presented in the following schedule, the Company's interest rate spread was 3.24% for the first six months of 2003 compared to 3.07% for the first six months of 2002, a 17 basis point increase. The rate paid on total interest bearing liabilities decreased more than the decrease in the yield on earning assets. The yield on average earning assets decreased 64 basis points and the average rate paid on interest bearing liabilities decreased 81 basis points due to decreases in interest rates.

                                                 SIX MONTHS ENDED                                SIX MONTHS ENDED
                                                  JUNE 30, 2003                                   JUNE 30, 2002
                                                  -------------                                   -------------
                                  AVERAGE            RELATED         YIELD         AVERAGE            RELATED        YIELD
                                  BALANCE            INTEREST        RATE          BALANCE           INTEREST        RATE
                               ---------------   ---------------    -------    ---------------    ---------------   -------
Earning Assets:
Federal Funds Sold             $        23,343   $           114       0.98%   $       163,950    $         1,192      1.47%
Taxable Securities                   2,277,823            35,759       3.17%         4,103,952             41,647      2.05%
Loans  (a)(b)                      163,973,125         4,375,429       5.38%       127,264,756          3,862,426      6.12%
                               ---------------   ---------------    -------    ---------------    ---------------   -------
Total Earning Assets           $   166,274,291   $     4,411,302       5.35%   $   131,532,658    $     3,905,265      5.99%

Interest Bearing
Liabilities:
NOW Accounts                   $     3,248,211   $        12,083       0.75%   $     1,918,286    $        13,027      1.37%
Money Market                        32,814,313           196,262       1.21%        46,218,929            425,620      1.86%
Time Deposits                       89,716,181         1,052,617       2.37%        64,852,519          1,146,484      3.56%
Federal Funds Purchased              4,115,055            33,123       1.62%         1,475,359             14,908      2.04%
Other Borrowings                    23,746,132           317,195       2.69%         3,044,199            101,355      6.71%
                               ---------------   ---------------    -------    ---------------    ---------------   -------
Total Interest Bearing         $   153,639,892   $     1,611,280       2.11%   $   117,509,292    $     1,701,394      2.92%
Liabilities

Interest Spread                                  $     2,800,022       3.24%                      $     2,203,871      3.07%

Interest Margin                                  $     2,800,022       3.40%                      $     2,203,871      3.38%


Provision for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance increased to $2.02 million as of June 30, 2003 from $1.99 million as of December 31, 2002 due primarily to an increase in total loans. As of June 30, 2003, the allowance was approximately 1.2% of total loans, net of residential mortgage loans held for sale on the secondary market. A loan loss provision of $41,000 was expensed in the six months ended June 30, 2003 compared to $188,000 during the six months ended June 30, 2002.

The Bank has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. At the present time, management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, should the commercial economic climate continue to be depressed, certain borrowers may experience difficulty and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

The majority of risk in the loan portfolio lies in commercial loans which include commercial real estate loans. Accordingly, the Bank allocated $1.60 million (or 79% of the loan loss reserve total) to these loans, which comprised 70% of the loan portfolio. The Bank also allocated $180,000 (or approximately 9% of the loan loss reserve total) to residential mortgages, which comprised about 30% of the loan portfolio. Approximately $247,000 of the reserve for loan losses is unallocated. The unallocated amount is determined based on management's judgment which considers, among other things, the risk of error in the specific allocations, economic conditions and trends, loan portfolio concentrations, the size of individual credit relationships, regulatory directives and other factors. Continued softness in the industrial manufacturing sector of the economy, in particular, has adversely impacted a number of the Company's commercial loan customers. Management believes it is prudent to maintain a moderate level of unallocated reserves given the weakness in the manufacturing sector and uncertainty in the future direction of the economy. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans totaled $3.26 million and represented 2.0% of the loan portfolio at June 30, 2003. Four commercial loans, secured by real estate, totaling $2.75 million accounted for 84% of the impaired loan total. The gross interest income which would have been recorded during the six months ended June 30, 2003, had the non-accruing loans been current in accordance with their original terms, was $130,000. The amount of interest income from non-accruing loans that was collected and included in net income was $113,000. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

During the six months ended June 30, 2003, loan charge-offs totaled $5,500 and recoveries totaled $3,100. There were no loan charge-offs or recoveries during the six months ended June 30, 2002. Management, to the best of its knowledge, is not aware of any other significant loans, group of loans or segments of the portfolio where there are serious doubts as to the ability to repay their debt. While a comprehensive analysis of the allowance for loan losses is somewhat limited due to the Company's relatively short history, management believes that the allowance was at an adequate level at June 30, 2003 based on the composition of the portfolio as well as regulatory guidelines. Management recognizes there are significant estimates in the process and losses could be significantly different from those currently estimated.

The following table summarizes the Company's nonperforming loans as of June 30, 2003 and December 31, 2002. The increase in non-accrual loans from December 31, 2002 to June 30, 2003 was attributable to three commercial real estate loans totaling $1.56 million being transferred to non-accrual status. Loans totaling $0.39 million were transferred to accrual status or paid off. The decrease in past due accruing loans from December 31, 2002 to June 30, 2003 was attributable to $0.66 million of matured loans being paid off or refinanced during 2003 and the remaining loan of $0.65 million was transferred to non-accrual status. One commercial loan was restructured during 2003.

NONPERFORMING LOANS                                 6/30/2003                   12/31/2002
-------------------                                 ---------                   ----------
Nonaccrual Loans                                    $3,255,625                 $ 2,093,434
Accruing Loans Past Due 90 Days or More (1)         $        -                 $ 1,310,560
Restructured Loans (2)                              $  644,351                 $         -


   (1) Loans are generally placed on nonaccrual status when contractually past due 90 days or more, unless management based upon the facts and circumstances does not feel it is necessary to put the specific loan on nonaccrual status.
   (2) Loans are considered restructured when the terms are modified due to a deterioration in the financial condition of the borrower.


Non-Interest Income and Expenses

Non-interest income for the six months ended June 30, 2003 totaled $1.07 million as compared to $810,000 for the six months ended June 30, 2002, a 32% increase. Management service fees were the largest component of non-interest income totaling $451,000 for the six months ended June 30, 2003 compared to $511,000 for the six months ended June 30, 2002. The Company charges The Middleton Doll Company, an affiliate of the Company, a management fee for salaries and employee benefits of common management, as well as a loan servicing fee based on total loans and leases under management. The decrease in the fee income is a result of a decrease in Middleton Doll's total loans and leased properties. The gain on sale of loans, which are received from the sale of residential mortgages originated for the secondary market, totaled $416,000 for the six months ended June 30, 2003 compared to $189,000 for the six months ended June 30, 2002. The refinancing of residential mortgages continued to be strong during the second quarter of 2003, however, the Company does not anticipate that this level of residential mortgage loan sales is sustainable throughout the remainder of the year. Service charges related to deposit accounts increased $12,000, cash surrender value of a keyman life insurance policy increased $14,000, building rental income increased $68,000 due to the building purchase in October of 2002, and other income increased $3,000 over the same period in 2002.

Non-interest expense increased 5% to $1.69 million for the six months ended June 30, 2003 as compared to $1.61 million for the six months ended June 30, 2002. Salaries and employee benefits totaled $1.16 million for the six months ended June 30, 2003 and $1.12 million for the six months ended June 30, 2002. These amounts included salaries that were reimbursed through the management service fee noted above. The exercise of stock options in 2003 resulted in a $95,000 increase in salary expense. Other operating expenses, which include occupancy and fixed asset expense, data processing fees, advertising, investor communications, and professional fees were $529,000 compared to $482,000, a 10% increase. Legal expenses relating to ongoing collection efforts regarding commercial loans increased $52,000 over last year.

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

For the six months ended June 30, 2003, the Company recorded federal and state income tax expense of $746,000 and had a deferred tax asset of $979,000. For the six months ended June 30, 2002, the Company recorded a federal and state income tax expense of $420,000 and had a deferred tax asset of $850,000. The effective rate for the income tax expense was 35% and 34% for the six months ended June 30, 2003 and June 30, 2002, respectively.


FINANCIAL CONDITION

The Company reported total assets of $177.29 million as of June 30, 2003 versus $167.74 million as of December 31, 2002, a 6% increase. Cash and due from banks decreased to $2.43 million as of June 30, 2003 from $2.82 million at December 31, 2002.

The Company's investment securities portfolio increased to $3.00 million as of June 30, 2003 from $1.98 million at December 31, 2002. Investment securities consist of money market mutual fund balances as well as taxable variable rate demand notes secured by irrevocable letters of credit issued by federally insured, domestic financial institutions. Although the notes have a long term maturity structure, the interest rate is adjustable weekly and the holder has the option to liquidate the security at 100% of par value within seven days upon proper notice. The cost value of these notes approximates market value. These instruments provide the Company with ready liquidity to provide for loan funding requirements. Management believes that the investment portfolio is adequately diversified.

As of June 30, 2003, loans were $163.65 million compared to $156.50 million as of December 31, 2002. Residential mortgage loans originated for sale on the secondary market totaled an additional $2.56 million as of June 30, 2003 compared to $1.19 million as of December 31, 2002. Excluding the mortgage loans originated for sale, the allowance for loan losses remained at approximately 1.2% of gross loans, totaling $2.02 million at June 30, 2003 and $1.99 million at year end 2002. In addition to loans outstanding, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Company had gross unfunded loan commitments outstanding totaling $25.25 million as of June 30, 2003.

The following table summarizes the distribution of the Company's loan portfolio expressed in dollar amounts and as a percentage of the total portfolio as of June 30, 2003 and December 31, 2002.


                                                JUNE 30, 2003                     DECEMBER 31, 2002
                                                -------------                     -----------------
                                          AMOUNT           PERCENT             AMOUNT           PERCENT
                                      ----------------    -----------     -----------------   ------------
Commercial                            $    26,574,314          16.24%      $    28,279,734          18.07%
Real Estate:
   Construction                             9,256,910           5.65%            8,661,420           5.53%
   Commercial                              74,575,141          45.57%           77,072,033          49.25%
   Agricultural                               378,966           0.23%              394,138           0.25%
   Residential                             50,835,900          31.06%           39,905,008          25.50%
Industrial Revenue Bonds
   and Municipals                           1,069,808           0.66%            1,114,434           0.71%
Leasing Finance Receivable                    456,303           0.28%              580,850           0.37%
Installment and Consumer                      178,778           0.11%              345,010           0.22%
Other                                         325,000           0.20%              150,000           0.10%
                                      ---------------     ----------       ---------------     ----------
Total Loans                           $   163,651,120         100.00%      $   156,502,627         100.00%
                                      ===============     ==========       ===============     ==========


Other assets at June 30, 2003 totaled $7.67 million compared to $7.23 million at December 31, 2002. Other assets at June 30, 2003 included net building, furniture and equipment of $2.49 million, accrued interest receivable on loans of $723,000, deferred tax assets of $979,000, trust and subordinated debt legal and placement fees of $318,000, Federal Home Loan bank stock of $922,000, cash surrender value on a life insurance policy of $1.83 million, fair market value of interest rate swaps of $252,000, and other miscellaneous assets of $154,000.

Total deposits decreased to $132.03 million at June 30, 2003 from $135.94 million as of year end 2002. Indexed money market accounts decreased 14% to $30.44 million as of June 30, 2003 from $35.24 million as of December 31, 2002 primarily due to decreases in interest rates. Time certificates of deposit increased to $91.66 million as of June 30, 2003 from $89.19 million as of year end. Time deposits include brokered CDs with terms ranging from three months to five and one-half years and totaled $61.90 million and $57.05 million as of June 30, 2003 and December 31, 2002, respectively. In order for the Company to facilitate continued loan growth, management expects to continue to issue brokered CDs and to competitively price its retail money market and certificate of deposit products. Other deposits as of June 30, 2003 included non-interest bearing accounts totaling $6.80 million and interest bearing checking accounts (NOW accounts) of $3.13 million.

In addition to deposits, the Company periodically borrows funds via its correspondent banking relationships. As of June 30, 2003, the Bank had purchased $3.70 million in federal funds and had borrowed $18.20 million from the Federal Home Loan Bank of Chicago. Subordinated debt (see Note 3) of $5.0 million was obtained during 2003 and trust preferred securities debt of $5.0 million was obtained during 2002.

Other liabilities decreased to $658,000 as of June 30, 2003 from $1.37 million at December 31, 2002. Other liabilities as of June 30, 2003, consisted primarily of accrued interest payable of $553,000 and accrued expenses payable of $105,000.

Capital Resources

Capital ratios applicable to the Bank and the Company at June 30, 2003 and December 31, 2002 were as follows:


                                       TOTAL CAPITAL TO           TIER I CAPITAL TO           TIER I CAPITAL TO
                                     RISK WEIGHTED ASSETS       RISK WEIGHTED ASSETS            AVERAGE ASSETS
                                   -------------------------- -------------------------- ---------------------------
Regulatory Capital
Requirements:
   Minimum at 6/30/03                $11,884,658        8.0%     $ 5,942,329      4.0%      $ 7,114,760         4.0%
   Well-capitalized at 6/30/03       $14,855,822       10.0%     $ 8,913,493      6.0%      $ 8,893,450         5.0%

At June 30, 2003
   Bank                              $18,178,462       12.3%     $16,325,488     11.0%      $16,325,488         9.2%
   Company                           $24,561,026       16.5%     $16,935,963     11.4%      $16,935,963         9.5%

At December 31, 2002
   Bank                              $16,614,979       11.3%     $14,779,437     10.1%      $14,779,437         9.0%
   Company                           $17,197,472       11.7%     $13,809,057      9.4%      $13,809,057         8.4%


Management intends to maintain capital levels in excess of minimums established by the regulatory authorities. The Company exceeds all regulatory requirements regarding the maintenance of capital and was categorized as "well-capitalized" under the regulatory framework for capital adequacy as of June 30, 2003 and December 31, 2002.

During the third quarter of 2003, the Company expects to pay approximately $240,000 in expenses relating to the proposed "going private" transaction. The expenses consist primarily of the fees and expenses of its financial advisor, attorneys, and accountants, as well as other related charges. These expenses will be charged directly to capital. The Company expects to remain well-capitalized following the proposed transaction.

The Company expects that all earnings will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future.


Liquidity

The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, accommodate possible deposit withdrawals, and take advantage of interest rate market opportunities in a cost effective manner. Although primary sources of funds are deposits and repayments of loan principal, the Company also maintains a significant level of liquid assets to provide for potential funding needs. In addition to cash balances as of June 30, 2003, the Company held $3.00 million of marketable securities and $2.57 million of residential mortgage loans originated and intended for sale in the secondary market. Should an immediate need for funds arise, these assets may be readily liquidated with nominal risk of principal loss.

Additionally, the Company has access to various off-balance sheet sources of funds. Currently, the Company has correspondent banking relationships with three institutions which collectively have approved federal funds lines for the Bank totaling $14.0 million, of which $3.70 million was outstanding at June 30, 2003. The Company also has the ability to sell loan participations to correspondents and affiliates. Further, the Company has the ability to acquire funds via the brokered certificate of deposit market. Management has periodically issued certificates of deposit through approved brokers as market conditions dictate to fill funding gaps. The Bank has been approved with the Federal Reserve Bank of Chicago to borrow funds from the Discount Window on a secured basis. This will allow the Bank to borrow up to $10 million on a short-term basis in the event of an unexpected liquidity shortfall. The actual amount the Bank will be able to borrow will depend on total capital and on the amount of assets the Bank will pledge. Currently, the Bank has pledged enough assets to borrow up to $10 million. In 2002, the Bank became a member of the Federal Home Loan Bank of Chicago ("FHLB of Chicago") and as of June 30, 2003, the Bank had purchased $922,400 worth of FHLB of Chicago stock. The stock, along with the loans that were pledged at June 30, 2003, allowed the Bank to borrow up to approximately $21.50 million from the FHLB of Chicago of which $18.20 million was outstanding at June 30, 2003. Management believes that current liquidity levels are sufficient to meet anticipated loan demand as well as to absorb potential deposit withdrawals.

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

In the normal course of business, the Bank engages in off-balance sheet activity to hedge interest rate risk. As of June 30, 2003, the Company had eight interest rate swap agreements outstanding with a notional value totaling $54.0 million structured as a hedge of specific fixed-rate deposits whose terms approximate the terms of the swap agreement. The swap agreements are structured so that the Company receives a fixed interest rate and pays a variable rate based upon LIBOR. These instruments allow management to more closely balance the repricing opportunities of the Company's assets and liabilities and thereby, reduces potential interest rate risk exposure. Although swaps reduce interest rate risk, the potential for profit or loss on interest rate swaps still exists depending upon fluctuations in interest rates. The Company's interest rate swaps are classified as fair value hedges with a fair market value of $252,000 at June 30, 2003.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

                                   SCHEDULE 1
          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
                             AVERAGE BALANCE SHEETS


                                                           FOR SIX MONTHS ENDED              FOR YEAR ENDED
                                                               JUNE 30, 2003                DECEMBER 31, 2002
                                                            -----------------              -----------------
Cash and Due From Banks                                     $       2,185,494              $       2,096,129
Federal Funds Sold                                                     23,343                        230,959
Investment Securities (Taxable)                                     2,277,823                      3,027,752
Loans:
   Commercial                                                      29,489,492                     35,246,287
   Commercial Real Estate                                          83,162,922                     70,416,856
   Residential Real Estate                                         49,439,192                     30,884,950
   Industrial Revenue Bonds                                         1,089,375                      1,153,572
   Leases                                                             504,988                        757,498
   Installment and Consumer                                           287,156                        302,830
                                                            -----------------              -----------------
      Total Loans                                                 163,973,125                    138,761,993
   Less:  Allowance for Loan Losses                                (2,012,321)                    (2,016,798)
                                                            -----------------              -----------------
      Net Loans                                                   161,960,804                    136,745,195
Fixed Assets                                                        2,521,358                        564,068
Other Assets                                                        4,949,210                      2,816,959
                                                            -----------------              -----------------
      Total Assets                                          $     173,918,032              $     145,481,062
                                                            =================              =================

Demand Deposits                                             $       7,163,147              $       6,859,043
Interest Bearing Deposits
   NOW                                                              3,248,211                      2,003,988
   Money Market                                                    32,814,313                     42,388,186
   Time Deposits                                                   89,716,181                     73,501,313
                                                            -----------------              -----------------
      Total Deposits                                              132,941,852                    124,752,530
Federal Funds Purchased                                             4,115,055                      2,195,301
Other Borrowings                                                   23,746,132                      7,369,042
Other Liabilities                                                   1,522,195                      1,422,930
                                                            -----------------              -----------------
      Total Liabilities                                           162,325,234                    135,739,803
Equity Capital                                                     11,592,798                      9,741,259
                                                            -----------------              -----------------
      Total Liabilities and Capital                         $     173,918,032              $     145,481,062
                                                            =================              =================

                           PART II. OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  There are no material pending legal proceedings to which the Company or its subsidiaries are a party.

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

Item 5.           OTHER INFORMATION

                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      List of Exhibits

                           11 Statement Regarding Computation of Per Share Earnings
                           31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
                           31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
                           32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                           32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


                                                     INVESTORSBANCORP, INC.
                                                     (Registrant)


Date:    August 13, 2003                             /s/ George R. Schonath
                                                     ----------------------
                                                     George R. Schonath
                                                     Chief Executive Officer



Date:    August 13, 2003                             /s/ Susan J. Hauke
                                                     ------------------
                                                     Susan J. Hauke
                                                     Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit Number    Description

      11          Statement Regarding Computation of Per Share Earnings

      31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

      31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

      32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002